Form 10QSB
period 1995-06-30
AVOCA INC
filed 1995-08-09
CIK 316537

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number 0-9219
                       ---------------------------------------------------------

                              AVOCA, INCORPORATED
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Louisiana                                         72-0590868
---------------------------------                ------------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                  P.O. Box 61260, New Orleans, Louisiana 70161
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (504) 552-4720
                  --------------------------------------------
                          (Issuer's telephone number)


                  --------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               ---    ---

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   830,500 shares on July 31,
1995 Transitional Small Business Disclosure Format (check one);  Yes     No  X
                                                                     ---    ---

An exhibit index is located at page         of this report.
                                    -------

                              AVOCA, INCORPORATED

                                   I N D E X




                                                                                    Page No.
                                                                                    --------
Part I.          Financial Information (Unaudited)

                 Condensed Balance Sheet - June 30, 1995                               4

                 Condensed Statements of Income
                          Three Months Ended June 30, 1995
                          and 1994 and Six Months Ended
                          June 30, 1995 and 1994                                       5

                 Condensed Statements of Cash Flows
                          Six Months Ended June 30, 1995
                          and 1994                                                     6

                 Notes to Condensed Financial Statements                               7

                 Management's Discussion and Analysis or
                 Plan of Operation                                                    8-10

Part II.         Other Information

                 Legal Proceedings                                                    11

                 Exhibits and Reports on Form 8-K                                     11

                 Signature                                                            11

                              AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                          Item 1 Financial Statements

                              Avoca, Incorporated

                      Condensed Balance Sheet (Unaudited)

                                 June 30, 1995



ASSETS
Current assets:
     Cash                                                                                      $     28,844
     Short-term investments                                                                       1,251,006
     Accounts receivable                                                                             16,218
     Accrued interest receivable                                                                     33,902
     Prepaid expenses                                                                                16,312
                                                                                               ------------
Total current assets                                                                              1,346,282

Property and equipment, less accumulated depreciation and depletion                                  79,653

Other assets:
     Long-term investment, U. S. Government agency securities                                       722,531
     Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                      1
                                                                                               ------------
                                                                                               $  2,148,467
                                                                                               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                          $      6,039
     Income taxes payable                                                                             3,116
                                                                                               ------------
Total current liabilities                                                                             9,155

Deferred income taxes                                                                                14,664

Shareholders' equity:
     Common stock, no par value -- authorized, issued and outstanding
          830,500 shares                                                                             94,483
     Retained earnings                                                                            2,030,165
                                                                                               ------------
Total shareholders' equity                                                                        2,124,648
                                                                                               ------------
                                                                                               $  2,148,467
                                                                                               ============





See accompanying notes

                              Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)



                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30                         JUNE 30
                                                  1995          1994             1995             1994
                                               ---------     ---------        ---------        ---------
Revenue:
   Royalties                                   $  25,544     $  41,163        $  58,826        $  84,445
   Less severance taxes                            1,623         1,693            3,699            3,386
                                               ---------     ---------        ---------        ---------
                                                  23,921        39,470           55,127           81,059


   Interest income                                26,474        19,137           54,492           31,788
   Rental and other income                        23,400        21,316           23,400           28,520
                                               ---------     ---------        ---------        ---------
                                                  73,795        79,923          133,019          141,367

Expenses:
   Legal and accounting services                  15,933         6,732           23,908           12,036
   Consultant fees                                 8,750         8,750           22,500           17,500
   Geological and engineering fees                   843         3,507            2,605            5,555
   Insurance                                       6,025         6,682           12,011           12,670
   Miscellaneous expenses                          5,655         7,480           33,562           28,406
                                               ---------     ---------        ---------        ---------
                                                  37,206        33,151           94,586           76,167
                                               ---------     ---------        ---------        ---------

Income before income taxes                        36,589        46,772           38,433           65,200

Income taxes                                       8,915        10,961            2,021           12,467
                                               ---------     ---------        ---------        ---------
Net income                                     $  27,674     $  35,811        $  36,412        $  52,733
                                               =========     =========        =========        =========



Net income per share                           $     .03     $     .04        $     .04        $     .06
                                               =========     =========        =========        =========





See accompanying notes.

                              Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)




                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30
                                                                                         1995                  1994
                                                                                     ---------------------------------
OPERATING ACTIVITIES
Net income                                                                           $    36,412           $    52,733
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
     Depreciation expense                                                                  1,304                   430
     Deferred taxes                                                                  (     7,135)                   -
     Loss on sale of asset                                                                 7,153                    -
     Changes in operating assets and liabilities:
       Operating assets                                                              (    11,342)                5,160
       Operating liabilities                                                         (     4,106)          (    32,450)
                                                                                     -----------           -----------
Net cash provided by operating activities                                                 22,286                25,873

INVESTING ACTIVITIES
Maturity of short-term investments                                                     1,932,310               965,094
Proceeds from the sale of short-term investments                                         172,785                    -
Purchase of short-term investments                                                   ( 1,251,006)          ( 1,952,203)
Purchase of long-term investments                                                    (   722,531)                   -
Proceeds from sale of asset                                                               15,750                    -
Purchase of property, plant & equipment                                              (    31,200)                   -
                                                                                     -----------           -----------
Net cash provided (used) by investing activities                                         116,108           (   987,109)

FINANCING ACTIVITIES
Dividends paid                                                                       (   124,575)          (    33,220)
                                                                                     -----------           -----------
Net cash used in financing activities                                                (   124,575)          (    33,220)
                                                                                     -----------           -----------

Increase (decrease) in cash and cash equivalents                                          13,819           (   994,456)
Cash and cash equivalents at beginning of period                                          15,025             1,090,831
                                                                                     -----------           -----------
Cash and cash equivalents at end of period                                           $    28,844           $    96,375
                                                                                     ===========           ===========





See accompanying notes.

                              Avoca, Incorporated

              Notes to Condensed Financial Statements (Unaudited)

                         Six months ended June 30, 1995



1.  BASIS OF ACCOUNTING

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 1994.

2.  CONTINGENCY

The Company is engaged in litigation against a roofing company and its insurer to, among other things, recover damages, which are presently unquantified, for the total loss of the building which was destroyed by fire in 1992. Discovery is in process on the litigation and a reasonable estimation of the Company's potential recovery, if any, cannot be determined at this time. The case is scheduled to go to trial in December of 1995.

Item 2 - Management's Discussion and
         Analysis or Plan of Operation

         The unaudited condensed statements of income show that net income for the second quarter of 1995 as compared with the second quarter of 1994 decreased from $35,811 to $27,674.

         Royalty income net of severance taxes for the second quarter of 1995 decreased $15,549 or approximately 39% as compared with the second quarter of 1994. The decrease is attributable to significantly lower prices received from Delta Operating Company (formerly Alliance Operating Corporation) for gas production from the Avoca No. 1 well during the second quarter of 1995. Also, gas production from the well in 1995 was approximately 20% lower than production for the second quarter of 1994. Only negligible production was achieved during the second quarter from the Exchange Oil & Gas (formerly Boo-Ker Oil & Gas) Avoca B-1 well, which was off production during the comparable period of 1994.

         Interest income on U.S. Government and U. S. Government agency securities increased $7,337 or 38% because of higher interest rates. Rental and other income increased $2,084 or approximately 10% as a result of a new short term surface lease.

         As compared with the second quarter of 1994, expenses increased $4,055 or approximately 12% during the second quarter of 1995 primarily due to an increase in the need for legal services, including those associated with the Company's lawsuit against Gibson Roofers Inc. This increase was somewhat offset by a reduction in geological and engineering fees and miscellaneous expenses.

         The decrease in income tax expenses for the three months ended June 30, 1995 was a result of the decrease in income before income taxes for the quarter as compared to the second quarter of 1994.

         Total revenue for the six month period ended June 30, 1995 decreased $8,348 or approximately 6%. The decline is attributable to reduced royalty income and rental and other income, offset by an increase in interest income on U.S. Government and U.S. Government agency securities.

         Revenues from royalties net of severance taxes during the first six months of 1995 decreased by $25,932 or approximately 32%, primarily because of significantly lower prices received from Delta Operating Company for gas production from the Avoca No. 1 well. Also, gas production from the well in 1995 was approximately 15% lower than production for the first six months of 1994. The operator is attempting to determine the reasons for the lower gas producing rates. During 1994 and 1995, the Delta Operating Company No. 1 well was responsible for almost all of the Company's royalty income. The Exchange Oil and Gas Avoca No. B-1 well, which was off production the first six months of 1994, produced intermittently during January and for one week in May 1995, but is again off production. At last report, the operator was contemplating additional near term remedial work, but the well's future remains uncertain.
No mineral leases were granted and no drilling operations were commenced during the first six months of 1995.

         Interest income on U.S. Government and U.S. Government agency securities for the six month period ended June 30, 1995 increased $22,704 or 71% because of higher interest rates. Rental and other income for the six month period ended June 30, 1995 decreased $5,120 or approximately 18% as compared with the same period of 1994. The decrease results from the timing of a rental payment under an annual surface lease.

         Expenses for the six month period ended June 30, 1995 increased $18,419 or approximately 24% because of increases in legal, consultant fees and miscellaneous expenses. In

January 1995, the Company sold its mobile home which was previously used as temporary housing for the Company's caretaker for $15,750 and recorded a loss on the sale of $7,153, which is included in miscellaneous expenses on the condensed statements of income.

         The decrease in income tax expense for the six month period ended June 30, 1995 was a result of the decrease in income before income taxes.

         The Company's continued liquidity is evidenced by the fact that approximately 94% of its assets, as measured by book value, are cash and U.S. Government agency securities. In addition to interest income, the Company derives essentially all of its other income from the granting of oil and gas leases, the collection of bonuses, delay rentals and royalties thereunder and the leasing of hunting rights. The Company's business is passive and all capital requirements for exploration, development and production of the Company's mineral resources are funded by its Lessees.

                          Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

         As noted in the Company's 10-KSB Report for the fiscal year ended December 31, 1994, the Company and Gibson Roofers, Inc. ("Gibson") are engaged in litigation arising from roofing work performed by Gibson on an historic home owned by the Company. After filing a labor and materialman's lien against
205.7 acres of the Company's property, Gibson on January 22, 1993 filed suit against Avoca in the 24th Judicial District Court, Jefferson Parish, Louisiana, to recover the principal sum of $31,759.00 allegedly due under the roofing contract and to enforce Gibson's alleged lien rights. The suit was dismissed for improper venue on June 23, 1993 and refiled in Civil District Court for the Parish of Orleans, Louisiana. The refiled suit was dismissed for improper venue on October 15, 1993.

         On January 27, 1993, Avoca and its insurer, Audubon Insurance Company, sued Gibson and its insurer, Reliance Insurance Company, in the 16th Judicial District Court, St. Mary Parish, Louisiana, to recover damages for the total loss of the building, which burned to the ground while the roofing work was being performed. Avoca also seeks damages for Gibson's wrongful assertion of lien rights against the Company's property. By counterclaim, Gibson has realleged the contract and lien rights it asserted in its earlier suits.

         Audubon Insurance Company recently settled with the defendants and its claims have been dismissed. Avoca's claims against Gibson and its insurer, and Gibson's counterclaim against Avoca, are set for trial in December, 1995. Item 6 - Exhibits and Reports on Form 8-K

         (a)     Exhibits required by Item 601 of Regulation S-B:

                 Exhibit 27 Financial Data Schedule

         (b)     Reports on Form 8-K

         Reports on Form 8-K: No reports have been filed during the quarter for which this report is filed.


                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AVOCA, INCORPORATED
                                       -------------------
                                              Registrant


August 4, 1995                         /s/ EDWARD B. GRIMBALL
--------------------------             ----------------------------------------
                                       Edward B. Grimball
                                       President and Principal Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule.
