Form 10QSB
period 1995-09-30
AVOCA INC
filed 1995-11-14
CIK 316537

November 13, 1995







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-9219
                                                              ------------------

Gentlemen:

      Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of AVOCA INCORPORATED (the "Company") is the Company's Report on Form 10-QSB for the period ended September 30, 1995.

      This filing is being effected by direct transmission to the Commission's EDGAR System.

                                   Sincerely,


                                   /s/ Edward B. Grimball

                                   Edward B. Grimball
                                   Executive Vice President &
                                   Chief Financial Officer
                                   (504) 586-7570

EBG/drm

                      U.S. Securities and Exchange Commission

                                Washington, D.C. 20549

                                     FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1995
                                ------------------------------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -------------------------   ---------------------

Commission file number 0-9219
                       ---------------------------------------------------------

                                AVOCA, INCORPORATED
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


     Louisiana                                               72-0590868
  ------------------------------------------------------------------------------
  (State or other jurisdiction of            (I.R.S. Employer Identificaton No.)
   incorporation or organization)


                  P.O. Box 61260, New Orleans, Louisiana 70161
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                              (504) 552-4720
--------------------------------------------------------------------------------
                       (Issuer's telephone number)


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   830,500 shares on October 31, 1995
                                          --------------------------------------

Transitional Small Business Disclosure Format (check one);  Yes        No    X
                                                                ------    -----
An exhibit index is located at page 12 of this report.


                              Page 1 of 12 Pages

                              AVOCA, INCORPORATED
                              -------------------

                                   I N D E X
                                   ---------



                                                                     Page No.
                                                                     --------
Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet -
                       September 30, 1995                               4


                  Condensed Statements of Income
                           Three  Months Ended
                           September  30, 1995 and 1994
                           and Nine Months Ended September 30,
                           1995 and 1994                                5

                  Condensed Statements of Cash Flows
                      Nine Months Ended September 30, 1995
                                    and 1994                            6


                  Notes to Condensed Financial Statements               7


                  Management's Discussion and Analysis or
                  Plan of Operation                                     8-10


Part II.          Other Information
                  -----------------

                  Legal Proceedings                                     11



                  Exhibits and Reports on Form 8-K                      12


                  Signature                                             12


                              Page 2 of 12 Pages

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements













                              Page 3 of 12 Pages

                              Avoca, Incorporated

                      Condensed Balance Sheet (Unaudited)


                               September 30, 1995






Assets
Current assets:
      Cash                                                           $    64,883
      Short-term investments                                           1,251,006
      Accounts receivable                                                 14,283
      Accrued interest receivable                                         34,270
      Prepaid expenses                                                    12,799
                                                                     -----------
Total current assets                                                   1,377,241

Property and equipment, less accumulated depreciation and depletion       78,968

Other assets:
      Long-term investment                                               722,531
      Avoca Drainage Bonds, $415,000, in default -- at nominal amount          1
                                                                     -----------
                                                                     $ 2,178,741
                                                                     ===========




Liabilities and shareholders' equity Current liabilities:
      Accounts payable                                               $     3,266
      Income taxes payable                                                 5,927
                                                                     -----------
Total current liabilities                                                  9,193
                                                                     ===========

Deferred income taxes                                                     14,536

Shareholders' equity:
      Common stock, no par value -- authorized, issued and
           outstanding 830,500 shares                                     94,483
      Retained earnings                                                2,060,529
                                                                     -----------
Total shareholders' equity                                             2,155,012
                                                                     -----------
                                                                     $ 2,178,741
                                                                     ===========


See accompanying notes

                              Page 4 of 12 Pages






                              Avoca, Incorporated

                  Condensed Statements of Income (Unaudited)




                                      Three months ended     Nine months ended
                                         September 30           September 30
                                        1995       1994        1995        1994
                                    ---------  ---------   ---------  ----------
Revenue:
    Royalties                       $  25,606  $  32,517   $  84,432  $  116,962
    Less severance taxes                1,490      1,738       5,189       5,124
                                    ---------  ---------   ---------  ----------
                                       24,116     30,779      79,243     111,838

    Lease bonuses and delay rentals    32,250         -       32,250          -
    Interest income                    27,423     25,080      81,915      56,868
    Rental and other income             8,122      7,568      31,522      36,088
                                    ---------  ---------   ---------  ----------
                                       91,911     63,427     224,930     204,794


Expenses:
    Legal and accounting services      21,616      6,487      45,524      18,523
    Consultant fees                     8,750      8,750      31,250      26,250
    Geological and engineering fees     3,262        497       5,867       6,052
    Insurance                           6,003      5,786      18,014      18,456
    Miscellaneous expenses              7,233      4,339      40,795      32,745
                                    ---------  ---------   ---------  ----------
                                       46,864     25,859     141,450     102,026
                                    ---------  ---------   ---------  ----------


Income before income taxes             45,047     37,568      83,480     102,768

Income taxes                           14,683      8,525      16,704      20,992
                                    ---------  ---------   ---------  ----------
Net income                          $  30,364  $  29,043   $  66,776   $  81,776
                                    =========  =========   =========   =========





Net income per share                $    .04   $    .04    $     .08   $     .10
                                   =========  =========    =========   =========







See accompanying notes.

                              Page 5 of 12 Pages






                                   Avoca, Incorporated

                    Condensed Statements of Cash Flows (Unaudited)




                                                           Nine months ended
                                                              September 30
                                                           1995         1994
                                                      -----------    -----------
Operating activities
Net income                                             $  66,776      $  81,776
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
      Depreciation expense                                 1,989            645
      Deferred taxes                                   (   7,263)            -
      Loss on sale of asset                                7,153             -
      Changes in operating assets and liabilities:
        Operating assets                               (   6,262)      (  5,510)
        Operating liabilities                          (   4,068)      ( 29,378)
                                                      -----------    -----------

Net cash provided by operating activities                 58,325         47,533

Investing activities
Maturity of short-term investments                     1,932,310        965,094
Proceeds from the sale of short-term investments         172,785             -
Purchase of short-term investments                    (1,251,006)    (2,001,397)
Purchase of long-term investment                      (  722,531)            -
Proceeds from sale of asset                               15,750             -
Purchase of property, plant & equipment               (   31,200)            -
                                                      -----------    -----------
Net cash provided (used) by investing activities         116,108     (1,036,303)

Financing activities
Dividends paid                                        (  124,575)    (   33,220)
                                                      -----------    -----------
Net cash used in financing activities                 (  124,575)    (   33,220)
                                                      -----------    -----------

Increase (decrease) in cash and cash equivalents          49,858     (1,021,990)
Cash and cash equivalents at beginning of period          15,025      1,090,831
                                                     -----------     -----------
Cash and cash equivalents at end of period           $    64,883     $   68,841
                                                     ===========     ===========








See accompanying notes.

                              Page 6 of 12 Pages

                                  Avoca, Incorporated

                Notes to Condensed Financial Statements (Unaudited)

                      Nine months ended September 30, 1995



1.  Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 1994.

2.  Contingency

The Company's ongoing litigation against a roofing company and its insurer (the defendants) to, among other things, recover damages for the total loss of a building which was destroyed by fire in 1992 was settled subsequent to September 30, 1995. On October 19, 1995, the Company entered into a settlement agreement with the defendants in which the Company has received $181,000. The only remaining part of the litigation is the roofing company's counterclaim to recover approximately $32,000 allegedly due under the roofing contract.





                              Page 7 of 12 Pages

Item 2 -      Management's Discussion and
              Analysis or Plan of Operation

     The unaudited condensed statements of income show that net income for the third quarter of 1995 as compared with the third quarter of 1994 increased slightly from $29,043 to $30,364.

     Royalty income net of severance taxes for the third quarter of 1995 decreased $6,663 or approximately 22% as compared with the third quarter of 1994. The decrease is attributable to lower prices received from Delta Operating Company (formerly Alliance Operating Corporation) for gas production from the Avoca No. 1 well during the third quarter of 1995. Also, gas production from the well in 1995 was approximately 7% lower than production for the third quarter of 1994. Only negligible production was achieved from the Exchange Oil & Gas (formerly Boo-Ker Oil & Gas) Avoca B-1 well before it went off production again during the third quarter of 1995. The well was off production during the comparable period of 1994.

     Lease bonuses and delay rentals increased by $32,250. In order to encourage drilling by I. P. Petroleum Co., Inc. on lands held under its lease, the Company agreed to renew the lease and receive delay rentals on a quarterly payment basis, with the $32,250 being the first quarterly payment under this arrangement.

     Interest income on U. S. Government agency securities for the third quarter of 1995 increased $2,343 or 9% in comparison to the third quarter of 1994 because of higher interest rates earned.

     As compared with the third quarter of 1994, expenses increased $21,005 or approximately 81% during the third quarter of 1995 primarily due to an increase in legal services associated with the Company's lawsuit against Gibson Roofers, Inc. Geological and engineering fees increased as a result of billings received during the third quarter for services rendered during prior periods. The increase in miscellaneous expenses is attributable to a pile driving project to close off a gap on the southwestern boundary of Avoca Island.



                              Page 8 of 12 Pages

     The increase  in income  tax  expenses for the three months ended September
30, 1995 resulted primarily from the increase in taxable income and a higher effective tax rate for the third quarter of 1995 as compared to the third quarter of 1994.

     Total revenue for the nine month period ended September 30, 1995 increased $20,136 or approximately 10%. The increase is attributable to the I.P. Petroleum Company, Inc. delay rental payment and an increase in interest income on U.S. Government and U. S. Government agency securities, offset somewhat by the decrease in net royalty and rental and other income.

     Lease bonuses and delay rental increased by $32,250 due to early payment by
I. P. Petroleum Company, Inc. of the delay rental mentioned above. Interest income on U. S. Government and U. S. Government agency securities for the nine month period ended September 30, 1995 increased $25,047 or 44% due to higher interest rates earned.

     Revenues from royalties net of severance taxes during the first nine months of 1995 decreased by $32,595 or approximately 29%, primarily because of significantly lower prices received from Delta Operating Company for gas production from the Avoca No. 1 well. Also, gas production from the well in 1995 was approximately 13% lower than production for the first nine months of 1994. During 1994 and 1995, the Delta Operating Company No. 1 well was responsible for almost all of the Company's royalty






                              Page 9 of 12 Pages
income. The Exchange Oil and Gas Avoca No. B-1 well, which was off production for the first nine months of 1994, produced intermittently during January, for one week in May and two weeks in September of 1995, but is again off production. At last report, the operator was contemplating plugging and abandonment operations in the near future.

     No mineral leases were granted and no drilling operations were commenced during the first nine months in 1995.

     Rental and other income for the nine month period ended September 30, 1995 decreased $4,566 or approximately 13% as compared with the same period of 1994. The decrease results from the timing of a rental payment under an annual surface lease.

     Expenses for the nine month period ended September 30, 1995 increased $39,424 or approximately 39% because of increases in legal and consultant fees and miscellaneous expenses. In January 1995, the Company sold its mobile home which was previously used as temporary housing for the Company's caretaker for $15,750 and recorded a loss on the sale of $7,153, which is included in miscellaneous expenses on the condensed statements of income.

     The decrease in income tax expense for the nine month period ended September 30, 1995 was a result of a decease in income before income taxes.

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


                              Page 10 of 12 Pages

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

     On January 27, 1993, Avoca and its insurer, Audubon Insurance Company, sued Gibson and its insurer, Reliance Insurance Company, in the 16th Judicial District Court, St. Mary Parish, Louisiana, to recover damages for the total loss of the building, which burned to the ground while the roofing work was being performed. Avoca also sought damages for Gibson's wrongful assertion of lien rights against the Company's property. By counterclaim, Gibson has realleged the contract and lien rights it asserted in its earlier suits.

     As noted in the Company's 10-QSB Report for the quarter ended March 31, 1995, Audubon Insurance Company has settled with the defendants and its claims have been dismissed. Avoca's claims against Gibson and its insurer were settled on October 19, 1995 for $181,000 in cash. The only remaining part of the litigation is Gibson's counterclaim, which is scheduled for trial in December of this year.





                              Page 11 of 12 Pages

Item 6 - Exhibits and Reports on Form 8-K

                  (a)      Exhibits required by Item 601 of Regulation S-B:

                  None.

                  (b)      Reports on Form 8-K

                  Reports on Form 8-K: No reports have been filed during the quarter for which this report is filed.




                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  AVOCA, INCORPORATED
                                                  -------------------
                                                       Registrant


                                       /s/ Edward B. Grimball
------------------------------------   -----------------------------------------
                                       Edward B. Grimball
                                       President and Principal Financial Officer




                              Page 12 of 12 Pages