Form 10KSB40
period 1995-12-31
AVOCA INC
filed 1996-03-29
CIK 316537

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                  FORM 10-KSB

X /   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
--    Act of 1934 for the fiscal year ended December 31, 1995
                                       or
  /  Transition report pursuant to Section 13 or 15(d) of the Securities
--   Exchange Act of 1934 for the transition period from           to
                                                         ----------  ----------
Commission file number 0-9219

                              AVOCA, INCORPORATED

--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


            Louisiana                                         72-0590868
--------------------------------                       -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)



   P. O. Box 61260, New Orleans, LA.                              70161
--------------------------------------                 ------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number     (504) 552-4720
                              -----------------------

Securities registered under Section 12(b) of the Act:  Name of each exchange on
              Title of each class                          which registered
                     None                                        None
-----------------------------------------------------  ------------------------

Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock - No Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    X

State issuer's revenues for its most recent fiscal year.  $289,902

The aggregate market value of common stock held on March 1, 1996 by non-affiliates of the registrant was $2,695,480. Such value has been computed on the basis of the average bid and asked prices of the stock and by excluding, from the 830,500 shares outstanding on that date, all stock beneficially owned by officers and directors of the registrant and by beneficial owners of more than five percent of its stock, even though all such persons may not be affiliates as defined in SEC Rule 12b-2.

The Company has only one class of common stock, of which 830,500 shares were outstanding on March 1, 1996.

Parts I and II incorporate by reference information from the Annual Report to Shareholders for the year ended December 31, 1995. Part III incorporates by reference information from the Company's Proxy Statement dated February 16, 1996.

Transitional Small Business Disclosure Format (check one):  Yes  ___    No   X

An exhibit index is located on page 16

                              AVOCA, INCORPORATED

                         Index to 10-KSB Annual Report


                                                                          PAGE
PART I
Item 1:         Description of Business                                    3-8
Item 2:         Description of Property                                    8-9
Item 3:         Legal Proceedings                                          9-10
Item 4:         Submission of Matters to a Vote of Security Holders          10


PART II

Item 5:         Market for Common Equity
                and Related Stockholder Matters                              10
Item 6:         Management's Discussion and Analysis or Plan of
                Operation                                                 10-11
Item 7:         Financial Statements                                         11
Item 8:         Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure                          11


PART III

Item 9:         Directors, Executive Officers, Promoters and
                Control Persons; Compliance With Section 16(a)
                of the Exchange Act                                          11
Item 10:        Executive Compensation                                       11
Item 11:        Security Ownership of Certain Beneficial Owners
                and Management                                               12
Item 12:        Certain Relationships and Related Transactions                12
Item 13:        Exhibits and Reports on Form 8-K                           12-14


                                                              Page 2 of 15 Pages

                                     PART I

Item 1        Description of Business

             Avoca, Incorporated ("the Company") is a Louisiana corporation formed in 1931. It owns and manages approximately 16,000 acres comprising virtually all of Avoca Island, which is located about 90 miles west of New Orleans in St. Mary Parish, Louisiana, adjacent to and immediately southeast of Morgan City. The island, approximately two-thirds of which is under shallow water, is rural and virtually undeveloped except for exploration and development of its oil and gas resources.

             Avoca, Incorporated is a passive royalty company that derives most of its income from royalties, bonuses and delay rentals under oil and gas leases covering its Avoca Island acreage and interest on its investments. The following table and accompanying lease map furnish information respecting mineral leases in effect for the year ended December 31, 1995.





                                                              Page 3 of 15 Pages

MINERAL INCOME


------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995
                                                                                                 INITIAL
                                                               DATE OF                            RENTAL   INCOME RECOGNIZED IN 1995
LESSEE                           OPERATOR                       LEASE     ACREAGE   EXPIRATION   PER ACRE LEASE BONUS  NET ROYALTIES
------------------------------------------------------------------------------------------------------------------------------------
Cabot Carbon Corporation         Black Gold Production         1/19/60    55.770   Termination      $ 50   $  --          $      3
                                 Company                                           of production


Texaco, Inc.                     Texaco, Inc.                  5/17/63    41.900   Termination      $ 75      --               251
                                                                                   of production

Alliance Operating Company       Delta Operating Corporation   8/14/87   276.733   Termination      $200      --            95,179
                                                                                   of production

IP Petroleum Company, Inc.       IP Petroleum Company, Inc.    10/3/94   860.000   Termination      $150    32,250            --
                                                                                   of production
                                                                                   or 10/3/97
                                                                                   if nonproducing

Boo-Ker Oil and Gas Corporation  Exchange Oil and Gas Company  *10/6/94  185.440   Termination      $ --       --            6,245
                                                                                   of production
                                                                                                           -------        --------
                                                                                                           $32,250        $101,678
                                                                                                           =======        ========



*---This lease supersedes a lease dated August 21, 1990 with the same lessee.


                                                              Page 4 of 15 Pages

                       [Map of Avoca Island appears here,
                    showing property of Avoca, Incorporated,
                       mineral leases and well locations]





                                                              Page 5 of 15 Pages

             At December 31, 1995, 1420 acres of the Company's land were covered by oil and gas leases. Approximately 560 acres were held by production pursuant to leases providing for royalties ranging from 22.5% to 30%. Two of the leases (in favor of Boo-Ker Oil and Gas Corporation and Cabot Carbon Corporation, respectively) covering approximately 241 acres, are expected to expire for non-production in early 1996. The remaining 860 acres are covered by a lease granted in 1994 to I. P. Petroleum, Inc., which stipulates a 20% royalty. In order to encourage I. P. Petroleum to maintain its lease in effect and conduct drilling operations on Avoca Island, the Company has amended its lease with that lessee to provide for quarterly delay rentals in lieu of annual delay rentals.

             Since 1991, production from the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well in the Ramos Field has been the Company's largest producing well. Royalties from the Avoca No. 1, in which Avoca, Incorporated has a net revenue interest of approximately 19%, were responsible for approximately 94% of the Company's royalty income during 1993, 96% in 1994 and 94% in 1995. Production from the well was 259,513 thousand cubic feet (Mcf) of gas and 4,158 barrels of condensate in 1995, as compared with 311,602 Mcf and 5,312 barrels in 1994, and 332,136 Mcf and 5,684 barrels in 1993.

             As noted above, the Company's lease to Boo-Ker Oil and Gas Corporation is expected to expire in early 1996. The well located on the leased premises (the Avoca No. B-1, located in the Ramos Field) produced intermittently in January, May and September of 1995 before going off production. The operator has commenced plugging and abandonment operations on the well.





                                                              Page 6 of 15 Pages

             The Company's share of production from the Bateman Lake Field tract leased to Texaco, Inc., and from the Ramos Field tract leased to Cabot Carbon Corporation, has been negligible in recent years.

             In addition to information regarding prices, the following table shows the Company's share of gas produced (in terms of thousand cubic feet) and oil delivered (in terms of barrels) from the Ramos Field during the last three years.

                          COMPANY'S SHARE                                      AVERAGE SALES PRICE
                          ---------------                                      -------------------

         YEAR               GAS VOLUME            OIL VOLUME              PER MCF               PER BBL
         1993               67,772 mcf            1,149 bbls               $2.26                $18.93
         1994               66,647 mcf            1,055 bbls               $2.13                $16.75

         1995               50,501 mcf             809 bbls                $1.73                $18.00

         The Company granted one mineral lease in 1994, but no mineral leases in 1993 or 1995. Except for reworking operations on the recently abandoned Avoca B-1 well, no drilling operations were conducted on Avoca Island during the three year period ended December 31, 1995.

         Further information respecting oil and gas operations on the Company's property appears under the captions "Report to the Shareholders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 and 14 of the Company's 1995 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference. The Company's activities with respect to oil and gas are limited to the granting of leases and the collection of bonuses, delay rentals and landowner royalties thereunder. Accordingly, only limited information, furnished primarily by the Company's lessees, has been included with respect to oil and gas operations affecting the Company's lands. Complete information respecting these and related





                                                              Page 7 of 15 Pages
matters, such as proved reserves, is unavailable to the Company and cannot be obtained without unreasonable effort or expense.

         Wild game, bird hunting and non-commercial fishing rights on Avoca Island are leased to Avoca Duck Club. Revenues from these sources were $21,000 in 1995.

         The Company has no employees but retains the services of three individuals as independent contractors. One acts as consultant to the Board of Directors and assists with the Company's day to day business affairs. The other two individuals maintain the Company's financial records and watch over the Company's lands, respectively.

         Additional information regarding the Company's business is included under Item 2 of this report, incorporated herein by reference.

Item 2   Description of Property

         The Company owns approximately 16,000 acres comprising virtually all of Avoca Island. The island, located in St. Mary Parish, Louisiana, approximately 90 miles west of New Orleans, lies southeast of the greater Morgan City area, from which it is separated by Bayou Boeuf. There are no bridges or roads leading to the island. Access is by means of a free ferry which operates on a regular schedule across Bayou Boeuf (a distance of approximately 500 feet) and connects the northwest tip of the island with the Morgan City area. Ferry service is interrupted by periodic mechanical breakdowns and during periods of high water.

         Avoca Island is within the Morgan City Harbor and Terminal District. Bayou Boeuf and Bayou Chene, which border the island for a distance of approximately thirteen miles and form its northern, eastern and southern perimeters, are part of the Gulf section of the Intracoastal Waterway.





                                                              Page 8 of 15 Pages

         Approximately one-third of the island, located along its northern and eastern perimeters, is dry ground. The remaining two-thirds is under shallow water. Avoca Island is rural, and its surface is virtually undeveloped.

         Preliminary studies and negotiations were undertaken about ten years ago with regard to a proposed bridge linking Avoca Island with the mainland. The project has remained dormant during recent years and its future is uncertain.

         A study conducted with the assistance of LSU's Cooperative Extension Service in 1991 indicates that aquaculture and tree farming are not economically feasible and that the island's suitability for farming is limited. The Company is continuing its search for persons interested in farming or otherwise using the Avoca Island for agrarian purposes that will preserve the farmland status of the property and minimize the effect of Section 404 of the Clean Water Act, under which vast areas have been designated as wetlands subject to the jurisdiction and permitting requirements of the U.S. Corps of Engineers.

         Information respecting development of oil and gas resources on Avoca Island is provided under Item 1 of this report, incorporated herein by reference.

Item 3       Legal Proceedings

             The historic Pharr home, owned by the Company and located on the northwest tip of Avoca Island, burned to the ground while roof work was being performed by Gibson Roofers, Inc. ("Gibson") in December 1992. After filing a labor and materialman's lien against 205.7 acres of the Company's property, Gibson in January, 1993 filed suit against Avoca in the 24th Judicial District Court, Jefferson Parish, Louisiana, to recover the principal sum of $31,759.00 allegedly due under the roofing contract and to enforce Gibson's alleged lien rights. The suit was dismissed for improper





                                                              Page 9 of 15 Pages
venue in June, 1993 and refiled in Civil District Court for the Parish of Orleans, Louisiana. The refiled suit was dismissed for improper venue in October, 1993.

             In January, 1993, Avoca and its insurer, Audubon Insurance Company, sued Gibson and its insurer, Reliance Insurance Company, in the 16th Judicial District Court, St. Mary Parish, Louisiana, to recover damages for the total loss of the building. Avoca also sought damages for Gibson's wrongful assertion of lien rights against the Company's property. By counterclaim, Gibson realleged the contract and lien rights it asserted in its earlier suits. On October 19, 1995, the Company settled its claims against Gibson and its insurer for $181,000. Gibson's counterclaim was dismissed in December, 1995 pursuant to the Company's motion for summary judgment, but a notice of appeal has been filed.

Item 4       Submission of Matters to
             a Vote of Security Holders

             Not Applicable

                                    PART II

Item 5       Market for Common Equity
             and Related Stockholder Matters

             The information called for by this item appears under the caption "Stock Prices and Related Security Holder Matters" on page 15 of the Company's 1995 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 6       Management's Discussion and
             Analysis or Plan of Operation

             The information called for by this item appears under the captions "Report to the Shareholders" and "Management's Discussion and Analysis of Financial Condition and Results of





                                                             Page 10 of 15 Pages

Operations" on pages 4 and 14, respectively, of the Company's 1995 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 7       Financial Statements

             The information called for by this item appears on pages 5 through 13 of the Company's 1995 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 8       Changes In and Disagreements With
             Accountants on Accounting and Financial Disclosure

             Not applicable

                                    PART III

Item 9       Directors, Executive Officers,
             Promoters and Control Persons; Compliance
             With Section 16(a) of the Exchange Act

             The Company has two executive officers, both of whom are directors: Edward B. Grimball, President, and M. Cleland Powell, III, Secretary-Treasurer. Information concerning such persons and the Company's other directors is shown under the caption "Number and Election of Directors" on pages 3 and 4 of the Company's Proxy Statement dated February 16, 1996, incorporated herein by reference.

Item 10      Executive Compensation

             The information called for by this item appears under the caption "Information Concerning Management - Executive Compensation" on page 5 of the Company's Proxy Statement dated February 16, 1996, incorporated herein by reference.





                                                             Page 11 of 15 Pages

Item 11      Security Ownership of Certain
             Beneficial Owners and Management

             The information called for by this item appears under the caption "Voting Securities" on pages 2 and 3, and under the caption "Number and Election of Directors" on page 3, of the Company's Proxy Statement dated February 16, 1996, incorporated herein by reference.

Item 12      Certain Relationships
             and Related Transactions

             The information called for by this item appears under the caption "Information Concerning Management - Certain Relationships" on page 5 of the Company's Proxy Statement dated February 16, 1996, incorporated herein by reference.

                                    PART IV

Item 13      Exhibits and Reports on Form 8-K

(a)1.        Financial Statements

             The following financial statements of Avoca, Incorporated, included in its 1995 Annual Report to Shareholders, are incorporated by reference in Part II, Item 7:

             Report of Ernst & Young LLP dated January 10, 1996

             Balance sheet - December 31, 1995

             Statements of Income - years ended
             December 31, 1995 and 1994

             Statements of Retained Earnings -
             years ended December 31, 1995 and 1994

             Statements of Cash Flows - years ended
             December 31, 1995 and 1994

             Notes to Financial Statements -
             December 31, 1995


                                                             Page 12 of 15 Pages

(a)2.        Exhibits required by Item 601 of Regulation S-B:

             3.1       Copy of Composite Charter1

             3.2       Copy of Charter, dated October 21, 19311

             3.3       Copy of amendment to Charter, dated
                       September 13, 19721

             3.4       Copy of amendment to Charter, dated
                       May 30, 19751

             3.5       Copy of amendment to Charter, dated
                       September 15, 19812

             3.6       Copy of amendment to Charter, dated
                       March 17, 19872

             3.7       Copy of Composite Charter (as of
                       August 14, 1987)2

             4.0       Copy of specimen stock certificate1

             13.       Annual Report to Shareholders for
                       the year ended December 31, 1995. Except for the information expressly specifically incorporated by reference in this Form 10-KSB, the annual report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed filed as part of the Form 10-KSB.

             23.       Consent of independent auditors

             27.       Financial Data Schedule

(b)          Reports on Form 8-K

                       Registrant filed no reports on Form
                       8-K during the three months ended
                       December 31, 1995.

------------------------------

1 Incorporated by reference from registrant's Form 10 Registration Statement, filed with the Securities and Exchange Commission on April 29, 1980, Commission file number 0-9219.





                                                             Page 13 of 15 Pages

2     Incorporated by reference from registrant's Form 8 Report dated August
14, 1987, Commission file number 0-9219.





                                                             Page 14 of 15 Pages

                                   SIGNATURES

             Pursuant to the requirements of Section 13 of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Avoca, Incorporated

By: /s/ Edward B. Grimball
       Edward B. Grimball
       President and principal executive,
       financial and accounting officer

Date: March 19, 1996

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

------------------------------
Richard W. Fox, Director
Date:  March ______, 1996


/s/ Edward B. Grimball
------------------------------
Edward B. Grimball, Director
Date:  March 19, 1996


------------------------------
Peter V. Guarisco, Director
Date:  March ______, 1996


/s/ Guy C. Lyman, Jr.
------------------------------
Guy C. Lyman, Jr., Director
Date:  March 19, 1996


/s/ M. Cleland Powell, III
------------------------------
M. Cleland Powell, III, Director
Date:  March 19, 1996





                                                             Page 15 of 15 Pages

                                 Exhibit Index


                                                                    Sequentially
                                                                       Numbered
Exhibit No.                        Description                          Page



    3.1                Copy of Composite Charter(1)

    3.2                Copy of Charter, dated October 21, 1931(1)

    3.3                Copy of amendment to Charter, dated
                        September 13, 1972(1)

    3.4                Copy of amendment to Charter, dated
                        May 30, 1975(1)

    3.5                Copy of amendment to Charter, dated
                        September 15, 1981(2)

    3.6                Copy of amendment to Charter, dated
                        March 17, 1987(2)

    3.7                Copy of Composite Charter (as of
                        August 14, 1987)(2)

    4.0                Copy of specimen stock certificate(1)

    13.                Annual Report to Shareholders for
                       the year ended December 31, 1995.
                       Except for the information expressly
                       specifically incorporated by
                       reference in this Form 10-KSB, the
                       annual report is provided solely for
                       the information of the Securities
                       and Exchange Commission and is not
                       to be deemed filed as part of the
                       Form 10-KSB.

    23.                Consent of independent auditors

    27.                Financial Data Schedule

____________________
(1) Incorporated by reference from registrant's Form 10 Registration Statement, filed with the Securities and Exchange Commission on April 29, 1980, Commission file number 0-9219.

(2) Incorporated by reference from registrant's Form 8 Report dated August 14, 1987, Commission file number 0-9219.