Form 10QSB
period 1996-03-31
AVOCA INC
filed 1996-05-14
CIK 316537

May 13, 1996







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-9219

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-QSB for the period ended March 31, 1996.

                This filing is being effected by direct transmission to the Commission's EDGAR System.

                                               Sincerely,


                                               /s/ Edward B. Grimball
                                               --------------------------
                                               Edward B. Grimball
                                               President
                                               (504) 586-7570

EBG/drm

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               -------------------------------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________, to _______________________

Commission file number 0-9219
                       ---------------------------------------------------------

                               AVOCA, INCORPORATED
- --------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


             Louisiana                                   72-0590868
  --------------------------------                    --------------------
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


                  P.O. Box 61260, New Orleans, Louisiana 70161
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (504) 552-4720
                  --------------------------------------------
                           (Issuer's telephone number)


                  --------------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---  ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 830,500 shares on May 1, 1996
                                                --------------------------------

Transitional Small Business Disclosure Former (check one);  Yes      No  X
                                                                ----   -----


An exhibit index is located at page 10-11 of this report.
                                    -----

                               Page 1 of 12 Pages

                               AVOCA, INCORPORATED
                               -------------------

                                    I N D E X
                                    ---------




                                                                        Page No.
                                                                        --------

Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - March 31, 1996                     4

                  Condensed Statements of Income
                           Three Months Ended March 31, 1996
                           and 1995                                            5

                  Condensed Statements of Cash Flows
                           Three Months Ended March 31, 1996
                           and 1995                                            6

                  Notes to Condensed Financial Statements                      7

                  Management's Discussion and Analysis or
                  Plan of Operation                                          8-9


Part II.          Other Information
                  -----------------

                  Legal Proceedings                                           10

                  Submission of Matters to a Vote of
                  Security Holders                                            10

                  Exhibits and Reports on Form 8-K                         10-11

                  Signature                                                   11



                               Page 2 of 12 Pages

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements



                               Page 3 of 12 Pages

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                                 March 31, 1996







Assets
Current assets:
      Cash                                                            $   72,157
      Short-term investments                                           1,990,760
      Accounts receivable                                                 22,883
      Accrued interest receivable                                         25,640
      Prepaid expenses                                                    12,118
                                                                      ----------
Total current assets                                                   2,123,558

Property and equipment, less
  accumulated depreciation and depletion                                  77,601

Other assets:
      Avoca Drainage Bonds, $415,000,
        in default -- at nominal amount                                        1
                                                                     -----------
                                                                     $ 2,201,160
                                                                     ===========




Liabilities and shareholders' equity
Current liabilities:
      Accounts payable                                                $   18,786
      Income taxes payable                                                 2,235
                                                                      ----------
Total current liabilities                                                 21,021
                                                                      ----------

Deferred income taxes                                                     14,282

Shareholders' equity:
      Common stock, no par value -- authorized,
           issued and outstanding 830,500 shares                          94,483
      Retained earnings                                                2,071,374
                                                                     -----------
Total shareholders' equity                                             2,165,857
                                                                     -----------
                                                                     $ 2,201,160
                                                                     ===========






See accompanying notes

                               Page 4 of 12 Pages

                               Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)




                                                           Three months ended
                                                                March 31
                                                             1996         1995
                                                         ---------    ----------
Revenue:
      Royalties                                          $  35,196    $  33,282
      Less severance taxes                                   1,264        2,076
                                                         ---------    ----------
                                                            33,932       31,206
      Lease bonuses and delay rentals                       37,875          -
      Interest income                                       28,310       28,018
                                                         ---------    ----------
                                                           100,117       59,224


Expenses:
      Legal and accounting services                          9,564        7,975
      Consultant fees                                       14,000       13,750
      Geological and engineering fees                        2,762        1,762
      Insurance                                              5,983        5,986
      Miscellaneous expenses                                20,464       27,907
                                                         ---------    ----------
                                                            52,773       57,380
                                                         ---------    ----------

Income before income taxes                                  47,344        1,844

Income taxes (benefit)                                       2,117      ( 6,894)
                                                          --------     ---------
Net income                                                $ 45,227     $  8,738
                                                          ========     =========


Net income per share                                      $    .05     $    .01
                                                          ========     =========









See accompanying notes.

                               Page 5 of 12 Pages

                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)




                                                          Three months ended
                                                               March 31
                                                             1996        1995
                                                        -----------   ----------
Operating activities
Net income                                              $   45,227    $   8,738
Adjustments to reconcile net income to net
  cash used in operating activities:
      Depreciation expense                                     684          621
      Deferred taxes                                      (    127)    (  7,010)
      Loss on disposition of asset                              -         7,153
      Changes in operating assets and liabilities:
        Operating assets                                  ( 12,489)     (32,190)
        Operating liabilities                             ( 41,311)    (  3,519)
                                                        -----------   ----------
Net cash used in operating activities                     (  8,016)    ( 26,207)

Investing activities
Proceeds from the sale of short-term investments                -       172,785
Proceeds from sale of asset                                     -        15,750
Purchase of property, plant & equipment                         -       (31,200)
                                                        -----------   ----------
Net cash provided by investing activities                       -       157,335

Financing activities
Dividends paid                                            (124,575)    (124,575)
                                                        -----------   ----------
Net cash used in financing activities                     (124,575)    (124,575)

Increase (decrease) in cash and cash equivalents          (132,591)       6,553
Cash and cash equivalents at beginning of period           204,748       15,025
                                                        -----------   ----------
Cash and cash equivalents at end of period              $   72,157    $  21,578
                                                        ===========   ==========








See accompanying notes.


                               Page 6 of 12 Pages

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                        Three months ended March 31, 1996



1.  Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not included all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 1995.

The Company considers its United States Goverment securities held with a maturity of three months or less when purchased to be cash equivalents.




                               Page 7 of 12 Pages

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

                  The unaudited condensed statements of income show that net income for the first quarter of 1996, as compared with the first quarter of 1995, increased from $8,738 to $45,227.
                  Royalty income net of severance taxes for the first quarter of 1996 increased $2,726 or approximately 9% as compared with the first quarter of 1995. The increase is attributable to significantly higher prices received from Delta Operating Company (formerly Alliance Operating Corporation) for gas production from the Avoca No. 1 well during the first quarter of 1996. Gas production from the well in 1996 was approximately 26% lower than production for the first quarter of 1995.
                  Lease bonuses and delay rentals increased by $37,875, of which $32,250 was received from I. P. Petroleum Co., Inc. as a quarterly delay rental payment under its 860 acre mineral lease. The lease, which originally provided for delay rentals of $129,000 payable annually, was amended in 1995 to provide for payment of the delay rental amount on a quarterly basis. The Company has been advised by I. P. Petroleum that it will not make the quarterly delay rental payment due during the second quarter of 1996. Nonpayment will result in cancellation of the lease. The Company received a $5,625 bonus on its new mineral lease to Capital Energy, Inc. The lease covers 45.029 acres formerly held by the B Sand Unit B producing unit in the Ramos Field under a lease to Cabot Carbon Corporation dated January 19, 1960.
                  Expenses for legal and accounting services, consultant fees, insurance and geological and engineering fees, which in the aggregate increased by $2,836, were offset by a decrease of $7,443 in miscellaneous expenses, resulting in a net decrease of $4,607 or 8% in overall expenses for the quarter. Miscellaneous expenses for the corresponding period of 1995



                               Page 8 of 12 Pages
included a loss of $7,153 recorded on the sale of a mobile home formerly occupied by the Company's caretaker.
                  The change in income tax expense for the three months ended March 31, 1996 resulted from an increase in taxable income for the first quarter of 1996 as compared to the first quarter of 1995.
                  The Company's continued liquidity is evidenced by the fact that approximately 94% of its assets, as measured by book value, are cash, U. S. Government and U. S. Government agency securities. In addition to interest income, the Company derives essentially all of its other income from the granting of oil and gas leases, the collection of bonuses, delay rentals and royalties thereunder and the leasing of hunting rights. The Company's business is passive and all capital requirements for exploration, development and production of the Company's mineral resources are funded by its Lessees.



                               Page 9 of 12 Pages

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

                  Information regarding the Company's litigation with Gibson Roofers, Inc., arising from roofing work performed by Gibson on an historic home owned by the Company, is included in the Company's 10-KSB Report for the fiscal year ended December 31, 1995.

Item 4 - Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of Shareholders was held on March 19, 1996. Management's proposal to fix at five the number of directors to be elected for the ensuing year was approved by the following vote:

               For          Against          Abstain          Broker Nonvotes
               ---          -------          -------          ---------------
            659,198           -0-               686                -0-


                  Messrs. Fox, Grimball, Guarisco, Lyman and Powell were elected directors for the ensuing year by the following vote:

                                                              Withhold
                                                  For           Vote       Broker Nonvotes
                                                  ---           ----       ---------------

                  Richard W. Fox                659,674         200             -0-
                  Edward B. Grimball            659,699         200             -0-
                  Peter V. Guarisco             659,699         200             -0-
                  Guy C. Lyman, Jr.             659,674         200             -0-
                  M. Cleland Powell, II         659,674         200             -0-


Item 6 - Exhibits and Reports on Form 8-K

                  (a)      Exhibits required by Item 601 of Regulation S-B:

                  None.



                              Page 10 of 12 Pages

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



                                       AVOCA, INCORPORATED
                                       -------------------
                                         Registrant


                                      /s/ Edward B. Grimball
- --------------------------------      -----------------------------------------
                                      Edward B. Grimball
                                      President and Principal Financial Officer



                              Page 11 of 12 Pages