Form 10QSB
period 1996-06-30
AVOCA INC
filed 1996-08-09
CIK 316537

August 9, 1996







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-9219
                                                              ------------------

Gentlemen:

      Pursuant  to  regulations  of  the   Securities  and  Exchange Commission,
submitted herewith for filing on behalf of AVOCA INCORPORATED (the "Company") is the Company's Report on Form 10-QSB for the period ended June 30, 1996.

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

For the quarterly period ended     June 30, 1996
                              --------------------------------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------

Commission file number 0-9219
                      -------

                               AVOCA, INCORPORATED
- --------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

         Louisiana                                       72-0590868
- -------------------------------                      --------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                  P.O. Box 61260, New Orleans, Louisiana 70161
                  --------------------------------------------
                   (Address of principal executive offices)

                                 (504) 552-4720
                   -------------------------------------------
                          (Issuer's telephone number)


                   -------------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X      No
                                                              -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 830,500 shares on May 1, 1996
                                          ------------------------------

Transitional Small Business Disclosure Former (check one);  Yes        No  X
                                                               -----     -----
An exhibit index is located at page  13  of this report.
                                   ------

                               AVOCA, INCORPORATED
                               -------------------

                                    I N D E X
                                    ---------




                                                                        Page No.
                                                                        --------

Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - June 30, 1996                      4

                  CondensedStatements  of Income
                           Three  Months  Ended  June 30,
                           1996 and 1995 and Six Months
                           Ended June 30, 1996 and 1995                        5

                  Condensed Statements of Cash Flows
                           Six Months Ended June 30, 1996
                           and 1995                                            6

                  Notes to Condensed Financial Statements                      7

                  Management's Discussion and Analysis or
                  Plan of Operation                                         8-11

Part II.          Other Information
                  -----------------

                  Legal Proceedings                                           12

                  Exhibits and Reports on Form 8-K                            12

                  Signature                                                   12

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                                  June 30, 1996






Assets
Current assets:
      Cash and cash equivalents                                                                                 $   104,906
      Short-term investments                                                                                      1,586,668
      Accounts receivable                                                                                            35,684
      Accrued interest receivable                                                                                    38,935
      Prepaid expenses                                                                                               17,916
                                                                                                                -----------
Total current assets                                                                                              1,784,109

Property and equipment, less accumulated depreciation and depletion                                                  76,917

Other assets:
      Long-term investment                                                                                          399,187
      Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                                     1
                                                                                                                -----------
                                                                                                                $ 2,260,214
                                                                                                                ===========

Liabilities and shareholders' equity Current liabilities:
      Accounts payable                                                                                          $    11,274
      Income taxes payable                                                                                           14,544
                                                                                                                -----------
Total current liabilities                                                                                            25,818

Deferred income taxes                                                                                                14,155

Shareholders' equity:
      Common stock, no par value -- authorized, issued and outstanding
           830,500 shares                                                                                            94,483
      Retained earnings                                                                                           2,125,758
                                                                                                                -----------
Total shareholders' equity                                                                                        2,220,241
                                                                                                                -----------

                                                                                                                $ 2,260,214
                                                                                                                ===========





See accompanying notes







                               Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)




                                                                Three months ended                          Six months ended
                                                                      June 30                                   June 30
                                                              1996                 1995                 1996                 1995
                                                          ---------            ---------            ---------            ---------
Revenue:
    Royalties                                             $  60,424            $  25,544            $  95,620            $  58,826
    Less severance taxes                                      1,007                1,623                2,271                3,699
                                                          ---------            ---------            ---------            ---------
                                                             59,417               23,921               93,349               55,127

    Lease bonuses and delay rentals                               -                    -               37,875                    -
    Interest income                                          27,766               26,474               56,076               54,492
    Rental and other income                                  21,000               23,400               21,000               23,400
                                                          ---------            ---------            ---------            ---------
                                                            108,183               73,795              208,300              133,019


Expenses:
    Legal and accounting services                             4,208               15,933               13,772               23,908
    Consultant fees                                           9,000                8,750               23,000               22,500
    Geological and engineering fees                           1,962                  843                4,724                2,605
    Insurance                                                 5,870                6,025               11,853               12,011
    Miscellaneous expenses                                    5,577                5,655               26,041               33,562
                                                          ---------            ---------            ---------            ---------
                                                             26,617               37,206               79,390               94,586
                                                          ---------            ---------            ---------            ---------

Income before income taxes                                   81,566               36,589              128,910               38,433

Income taxes                                                 27,182                8,915               29,299                2,021
                                                          ---------            ---------            ---------            ---------
Net income                                                $  54,384            $  27,674            $  99,611            $  36,412
                                                          =========            =========            =========            =========





Net income per share                                      $     .07            $     .03            $     .12            $     .04
                                                          =========            =========            =========            =========







See accompanying notes.








                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)




                                                                                                    Six months ended
                                                                                                         June 30
                                                                                                1996                  1995
                                                                                          --------------------------------
Operating activities
Net income                                                                                $   99,611            $   36,412
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation expense                                                                     1,368                 1,304
      Deferred taxes                                                                       (     254)            (   7,135)
      Loss on sale of asset                                                                       -                  7,153
      Changes in operating assets and liabilities:
        Operating assets                                                                   (  44,383)            (  11,342)
        Operating liabilities                                                              (  36,514)            (   4,106)
                                                                                          ----------            ----------
Net cash provided by operating activities                                                     19,828                22,286

Investing activities
Maturity of short-term investments                                                           583,987             1,932,310
Proceeds from the sale of short-term investments                                                   -               172,785
Purchase of short-term investments                                                        (  179,895)           (1,251,006)
Purchase of long-term investments                                                         (  399,187)           (  722,531)
Proceeds from sale of asset                                                                        -                15,750
Purchase of property, plant & equipment                                                            -            (   31,200)
                                                                                          ----------           -----------
Net cash provided by investing activities                                                      4,905               116,108

Financing activities
Dividends paid                                                                            (  124,575)           (  124,575)
                                                                                          ----------           -----------
Net cash used in financing activities                                                     (  124,575)           (  124,575)
                                                                                          ----------           -----------

Increase (decrease) in cash and cash equivalents                                          (   99,842)               13,819
Cash and cash equivalents at beginning of period                                             204,748                15,025
                                                                                          ----------           -----------
Cash and cash equivalents at end of period                                                $  104,906           $    28,844
                                                                                          ==========           ===========








See accompanying notes.

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                         Six months ended June 30, 1996



1.  Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 1995.

The Company considers its United States Goverment securities held with a maturity of three months or less when purchased to be cash equivalents.

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

                  The unaudited condensed statements of income show that net income for the second quarter of 1996 as compared with the second quarter of 1995 increased from $27,674 to $54,384.

                  Royalty income net of severance taxes for the second quarter of 1996 increased $35,496 or approximately 148% as compared with the second quarter of 1995. The increase is attributable to the successful workover of the Intercoastal Shipyard No. 2 well in the Ramos Field. This well, operated by Black Gold Production Company, Inc., produces from the B Sand Unit B under the Capital Energy, Inc. lease signed in the first quarter of 1996 and formerly produced under a lease to Cabot Carbon Corporation dated January 19, 1960. Restored production from this unit is responsible for approximately $30,000 of the Company's royalty income for the second quarter of 1996. The increase is also attributable to significantly higher prices received from Delta Operating Company (formerly Alliance Operating Corporation) for gas production from the Avoca No. 1 well during the second quarter of 1996. Although second quarter gas production from the Avoca No. 1 well was approximately 19% lower than production for the comparable period of 1995, the average sales price of gas rose from $1.53 per MCF for the three months ended June 30, 1995 to $2.51 per MCF for the three months ended June 30, 1996.

                  Interest income on U.S. Government and U.S. Government agency securities increased $1,292 or 5% because of higher interest rates and more available funds for investment. Rental and other income decreased $2,400 or approximately 10% as a result of the expiration of a short term surface lease.

                  As compared with the second quarter of 1995, expenses decreased $10,589 or approximately 28% during the second quarter of 1996 because of reduced legal fees, specifically those related to the Company's litigation with Gibson Roofers, Inc.

                  The change in income tax expense for the three months ended June 30, 1996 resulted from an increase in taxable income for the second quarter of 1996 as compared to the second quarter of 1995.

                  Total revenue for the six month period ended June 30, 1996 increased $75,281 or approximately 57%. The increase is attributable to increased royalty income, lease bonuses and delay rentals, and interest income substantially offsetting a slight decline in rental and other income.

                  Revenues from royalties net of severance taxes during the first six months of 1996 increased $38,222 or approximately 69%, primarily because of income received from the successful workover of the Intercoastal Shipyard No. 2 well in the Ramos Field. This new royalty income is the result of a 45.029 acre oil, gas and mineral lease signed in the first quarter of 1996 with Capital Energy, Inc. The lease covers acreage in the B Sand Unit B producing unit formerly under a lease to Cabot Carbon Corporation dated January 19, 1960.

                  Significantly higher prices received from Delta Operating Company for gas production from the Avoca No. 1 well during the first six months of 1996 also contributed to higher royalty income as compared to the first six months of 1995. The average sales price per MCF was $2.60 and $1.53 respectively for the six months ended June 30, 1996 and 1995. Gas production from the well in 1996 was approximately 29% lower than production for the first six months of 1995. The operator is attempting to determine the reasons for the lower production rates. During 1995, the Delta Operating Company No. 1 well was responsible for almost all of the Company's royalty income. To date in 1996, it has been responsible for 68% of the Company's royalty income.

                  Lease bonuses and delay rentals for the first six months of 1996 increased by $37,875, of which $32,250 was received in the first quarter of 1996 from I. P. Petroleum Co., Inc. as a quarterly delay rental payment under its 860 acre mineral lease. The lease, which originally provided for a delay rental of $129,000 payable annually, was amended in 1995 to provide for payment of the delay rental amount on a quarterly basis. The lease has been terminated for non-payment of the quarterly rental payment due in the second quarter of 1996. The remaining increase of $5,625 is attributable to a lease bonus received by the Company on its new mineral lease to Capital Energy, Inc. as mentioned above. No drilling operations were commenced during the first six months of 1996.

                  Interest income on U.S. Government and U.S. Government agency securities for the six month period ended June 30, 1996 increased $1,584 or 3% because of higher interest rates. Rental and other income for the six month period ended June 30, 1996 decreased $2,400 or approximately 10% as a result of the expiration of a short term surface lease.

                  Expenses for the six month period ended June 30, 1996 decreased $15,196 or approximately 16% because of a substantial decrease in legal fees and miscellaneous expenses. Expenses for the corresponding period of 1995 included $4,293 of legal fees pertaining to the Company's litigation with Gibson Roofers, Inc. and a loss of $7,153 recorded as a miscellaneous expense on the sale of a mobile home formerly occupied by the Company's caretaker.

                  The change in income tax expense for the six months ended June 30, 1996 resulted from an increase in taxable income for the first six months of 1996 as compared to the first six months of 1995.

                  The Company's continued liquidity is evidenced by the fact that approximately 93% of its assets, as measured by book value, are cash and U.S. Government and U.S. Government agency securities. In addition to interest income, the Company derives essentially all of its other income from the granting of oil and gas leases, the collection of bonuses, delay rentals and royalties thereunder, and the leasing of hunting rights. The Company's business is passive and all capital requirements for exploration, development and production of the Company's mineral resources are funded by its Lessees.

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

                  Information regarding the Company's litigation with Gibson Roofers, Inc., arising from roofing work performed by Gibson on an historic home owned by the Company, is included in the Company's 10-KSB Report for the fiscal year ended December 31, 1995.

Item 6 - Exhibits and Reports on Form 8-K
                  (a)      Exhibits required by Item 601 of Regulation S-B:
                  Exhibit 27 - Financial Data Schedule.
                  (b)      Reports on Form 8-K
                  Reports on Form 8-K: No reports have been filed during the quarter for which this report is filed.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         AVOCA, INCORPORATED
                                                         -------------------
                                                              Registrant


August 7, 1996                                           /s/ Edward B. Grimball
- -----------------------------                            -----------------------
        Date                                             Edward B. Grimball
                                                         President and Principal
                                                         Financial Officer


/113816

                                  EXHIBIT INDEX


                                                                Sequentially
 Exhibit                                                          Numbered
 Number     Description                                             Page


   27       Financial Data Schedule