Form 10QSB
period 1996-09-30
AVOCA INC
filed 1996-11-12
CIK 316537

November 12, 1996







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-9219
                                                              ------------------

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of AVOCA INCORPORATED (the "Company") is the Company's Report on Form 10-QSB for the period ended September 30, 1996.

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

For the quarterly period ended  September 30, 1996
                               -------------------------------------------------
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ------------------------

Commission file number 0-9219
                       ---------------------------------------------------------

                               AVOCA, INCORPORATED
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                Louisiana                              72-0590868
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

                  P.O. Box 61260, New Orleans, Louisiana 70161
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (504) 552-4720
                           ---------------------------
                           (Issuer's telephone number)


                    -----------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                              -----    -----

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   830,500 shares on October 31, 1996
                                          --------------------------------------

Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                               -----     -----

An exhibit index is located at page 12 of this report.
                                   ----

                               Page 1 of 12 Pages

                               AVOCA, INCORPORATED
                               -------------------

                                    I N D E X
                                    ---------



                                                                        Page No.
                                                                        --------

Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - September 30, 1996                 4

                  Condensed Statements of Income
                           Three Months Ended September 30, 1996
                           and 1995 and Nine Months Ended
                           September 30, 1996 and 1995                         5

                  Condensed Statements of Cash Flows
                           Nine Months Ended September 30, 1996
                           and 1995                                            6

                  Notes to Condensed Financial Statements                      7

                  Management's Discussion and Analysis or
                  Plan of Operation                                         8-11

Part II.          Other Information
                  -----------------

                  Legal Proceedings                                           12

                  Exhibits and Reports on Form 8-K                            12

                  Signature                                                   12



                               Page 2 of 12 Pages

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements























                               Page 3 of 12 Pages

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                               September 30, 1996




Assets
Current assets:
      Cash                                                                                                      $    68,157
      Short-term investments                                                                                      1,746,125
      Accounts receivable                                                                                            29,117
      Accrued interest receivable                                                                                    44,205
      Prepaid expenses                                                                                               10,454
                                                                                                                -----------
Total current assets                                                                                              1,898,058

Property and equipment, less accumulated depreciation and depletion                                                  76,233

Other assets:
      Long-term investment                                                                                          639,169
      Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                                     1
                                                                                                                -----------
                                                                                                                $ 2,613,461
                                                                                                                ===========



Liabilities and shareholders' equity
Current liabilities:
      Accounts payable                                                                                          $    12,239
      Income taxes payable                                                                                           99,927
                                                                                                                -----------
Total current liabilities                                                                                           112,166

Deferred income taxes                                                                                                14,029

Shareholders' equity:
      Common stock, no par value -- authorized, issued and outstanding
           830,500 shares                                                                                            94,483
      Retained earnings                                                                                           2,392,783
                                                                                                                -----------
Total shareholders' equity                                                                                        2,487,266
                                                                                                                -----------
                                                                                                                $ 2,613,461
                                                                                                                ===========
See accompanying notes

                               Page 4 of 12 Pages




                               Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)




                                                                Three months ended                        Nine months ended
                                                                    September 30                             September 30
                                                               1996                 1995                 1996                1995
                                                          ---------            ---------            ---------           ---------
Revenue:
    Royalties                                             $  70,443            $  25,606            $ 166,063            $  84,432
    Less severance taxes                                      1,203                1,490                3,474                5,189
                                                          ---------            ---------            ---------            ---------
                                                             69,240               24,116              162,589               79,243

    Lease bonuses and delay rentals                          46,200               32,250               84,075               32,250
    Interest income                                          32,092               27,423               88,168               81,915
    Rental and other income                                 269,217                8,122              290,217               31,522
                                                          ---------            ---------            ---------            ---------
                                                            416,749               91,911              625,049              224,930


Expenses:
    Legal and accounting services                             6,513               21,616               20,285               45,524
    Consultant fees                                           9,000                8,750               32,000               31,250
    Geological and engineering fees                           6,428                3,262               11,152                5,867
    Insurance                                                 5,747                6,003               17,600               18,014
    Miscellaneous expenses                                    2,779                7,233               28,820               40,795
                                                          ---------            ---------            ---------            ---------
                                                             30,467               46,864              109,857              141,450
                                                          ---------            ---------            ---------            ---------

Income before income taxes                                  386,282               45,047              515,192               83,480

Income taxes                                                119,257               14,683              148,556               16,704
                                                          ---------            ---------            ---------            ---------
Net income                                                $ 267,025            $  30,364            $ 366,636            $  66,776
                                                          =========            =========            =========            =========





Net income per share                                      $    .32             $     .04            $     .44            $    .08
                                                          =========            =========            =========            ========







See accompanying notes.

                               Page 5 of 12 Pages



                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)




                                                                                                 Nine months ended
                                                                                                    September 30
                                                                                                1996                  1995
                                                                                          --------------------------------
Operating activities
Net income                                                                               $   366,636            $   66,776
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation expense                                                                     2,052                 1,989
      Deferred taxes                                                                       (     380)            (   7,263)
      Loss on sale of asset                                                                                          7,153
      Changes in operating assets and liabilities:
        Operating assets                                                                   (  35,624)            (   6,262)
        Operating liabilities                                                                 49,834             (   4,068)
                                                                                         -----------            ----------
Net cash provided by operating activities                                                    382,518                58,325

Investing activities
Maturity of short-term investments                                                           583,987             1,932,310
Proceeds from the sale of short-term investments                                                                   172,785
Purchase of short-term investments                                                         ( 339,352)           (1,251,006)
Purchase of long-term investments                                                          ( 639,169)           (  722,531)
Proceeds from sale of asset                                                                                         15,750
Purchase of property, plant & equipment                                                                         (   31,200)
                                                                                         -----------            ----------
Net cash provided by (used in) investing activities                                         (394,534)              116,108

Financing activities
Dividends paid                                                                            (  124,575)           (  124,575)
                                                                                         -----------            ----------
Net cash used in financing activities                                                     (  124,575)           (  124,575)
                                                                                         -----------            ----------

Increase (decrease) in cash and cash equivalents                                          (  136,591)               49,858
Cash and cash equivalents at beginning of period                                             204,748                15,025
                                                                                         -----------            ----------
Cash and cash equivalents at end of period                                               $    68,157            $   64,883
                                                                                         ===========            ==========








See accompanying notes.

                               Page 6 of 12 Pages

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                      Nine months ended September 30, 1996




1.  Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 1995.

The Company considers its United States Goverment securities held with a maturity of three months or less when purchased to be cash equivalents.









                               Page 7 of 12 Pages

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

         The Company enjoyed an exceptional third quarter. As shown by the unaudited condensed statements of income, net income increased from $30,364 to $267,025 compared with the third quarter of 1995.
         Virtually all of the increase, reflected in the income statements as rental and other income, comes from the granting of two new 3-D seismic permits, totaling $265,205. The first permit was granted to Geco-Prakla, Inc. and covers 3073 acres on the western part of Avoca Island. The second permit, granted to Texas Meridian Resources Exploration, Inc., covers 7535 acres on the southern part of the island and includes an option until January 10, 1998 to lease all or part (not less than 753 acres) of the permitted acreage for mineral development.
         Royalty income, net of severance taxes, for the third quarter of 1996 increased by $45,124 or approximately 187% as compared with the third quarter of 1995. The increase is attributable to the successful workover of the Intercoastal Shipyard No. 2 well in the Ramos Field. This well was restored to production by its operator, Black Gold Production Company, Inc. during the second quarter of 1996. It produces from the B Sand Unit B under the Capital Energy, Inc. lease signed in the first quarter of 1996 and originally produced under a lease to Cabot Carbon Corporation dated January 19, 1960. Production from this unit is responsible for approximately $41,542 or 60% of the Company's royalty income for the third quarter of 1996. The increase is also attributable to significantly higher prices received by Delta Operating Company (formerly Alliance Operating Corporation) for gas production from the Avoca No. 1 well during the third quarter of 1996. Although third quarter gas production from the Avoca No. 1 well was approximately 27% lower than production for the comparable period of 1995, the average sales price of gas rose from $1.50 per

                               Page 8 of 12 Pages

MCF for the three months ended September 30, 1995 to $2.41 per MCF for the three months ended September 30, 1996. The well was off production September 1st and 2nd for a chemical treatment to clean the producing formation near the wellbore in order to improve the well's performance. The operator has advised the Company that the treatment appears to have been successful.
         Lease bonuses and delay rentals for the three month period increased $13,950 or approximately 43% as compared to the third quarter of 1995 as a result of a new oil, gas and mineral lease that was granted to Burlington Resources Oil & Gas Co. on August 12, 1996 covering 420 acres on the northern part of Avoca Island. The lease includes a 90 day option for a 3-D seismic permit on approximately 7,300 acres of Company property on the northern part of Avoca Island.
         Interest income on U.S. Government and U.S. Government agency securities increased $4,669 or 17% because of higher interest rates and more available funds for investment.
         As compared with the third quarter of 1995, expenses decreased $16,397 or approximately 35% during the third quarter of 1996 primarily because of reduced legal fees, specifically those related to the Company's litigation with Gibson Roofers, Inc. The increase in geological and engineering fees was offset by lower miscellaneous expenses.
         The change in income tax expense for the three months ended September 30, 1996 resulted from an increase in taxable income for the third quarter of 1996 as compared to the third quarter of 1995.
         Total revenue for the nine month period ended September 30, 1996 increased $400,119 or approximately 178%. The increase is attributable to a substantial increase in rental and other income, as well as increased royalty income, lease bonuses and delay rentals and interest income.

                               Page 9 of 12 Pages

         Rental and other income for the nine month period ended September 30, 1996 increased $258,695 or approximately 821% primarily as a result of the signing of two new 3-D seismic permits on Company lands as discussed above.
         Revenues from royalties, net of severance taxes, during the first nine months of 1996 increased $83,346 or approximately 105%, primarily because of income received from the successful workover of the Intercoastal Shipyard No. 2 well in the Ramos Field. The Company began to receive royalty income during the second quarter of 1996 from the B Sand Unit B under its 45.029 acre oil, gas and mineral lease signed in the first quarter of 1996 with Capital Energy, Inc.
         Significantly higher prices received from Delta Operating Company for gas production from the Avoca No. 1 well during the first nine months of 1996 also contributed to higher royalty income as compared to the first nine months of 1995. The average sales price per MCF was $2.54 and $1.52, respectively, for the nine months ended September 30, 1996 and 1995. Gas production from the well in 1996 was approximately 26% lower than production for the first nine months of 1995. During 1995, the Delta Operating Company No. 1 well was responsible for almost all of the Company's royalty income. For the first nine months of 1996, it has been responsible for 56% of the Company's royalty income.
         Lease bonuses and delay rentals for the first nine months of 1996 increased by $51,825, of which $46,200 was received as a lease bonus in the third quarter from Burlington Resources Oil & Gas Co. The remaining increase of $5,625 is attributable to a lease bonus received during the first quarter from Capital Energy, Inc. No drilling operations were commenced during the first nine months of 1996.

                               Page 10 of 12 Pages

         Interest income on U.S. Government and U.S. Government agency securities for the nine month period ended September 30, 1996 increased $6,253 or 8% because of higher interest rates and the availability of more funds for investment.
         Expenses for the nine month period ended September 30, 1996 decreased $31,593 or approximately 22% because of a substantial decrease in legal fees and miscellaneous expenses offset by an increase in geological and engineering fees. Expenses for the corresponding period of 1995 included $21,642 of legal fees pertaining to the Company's litigation with Gibson Roofers, Inc. and a loss of $7,153 recorded as a miscellaneous expense on the sale of a mobile home formerly occupied by the Company's caretaker. Geological and engineering fees increased by $5,285 because of more need for these professional services.
         The change in income tax expense for the nine months ended September 30, 1996 resulted from an increase in taxable income for the first nine months of 1996 as compared to the first nine months of 1995.
         The Company's continued liquidity is evidenced by the fact that approximately 94% of its assets, as measured by book value, are cash and U.S. Government and U.S. Government agency securities. In addition to interest income, the Company customarily derives essentially all of its other income from the granting of oil and gas leases, the collection of bonuses, delay rentals and royalties thereunder, and the leasing of hunting rights. The Company's business is passive and all capital requirements for exploration, development and production of the Company's mineral resources are funded by its Lessees.


                               Page 11 of 12 Pages

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

         As noted in previous reports, an historic home owned by the Company burned to the ground during the course of roofing work performed by Gibson Roofers, Inc. The Company sued Gibson and its insurer for total loss of the building. Gibson counterclaimed for recovery under its roofing contract.
         Having settled its claims against Gibson, the Company moved for summary judgment on Gibson's counterclaim. The trial court granted the motion and dismissed the counterclaim. Gibson's appeal was dismissed during the third quarter of 1996, thus finally bringing the litigation to an end.
Item 6 - Exhibits and Reports on Form 8-K
         (a)      Exhibits required by Item 601 of Regulation S-B:
         Exhibit 27 - Financial Data Schedule.
         (b)      Reports on Form 8-K
         Reports on Form 8-K: No reports have been filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------
                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AVOCA, INCORPORATED
                                       -------------------
                                            Registrant


November 6, 1996                        /s/ Edward B. Grimball
--------------------------------       -----------------------------------------
Date                                   Edward B. Grimball
                                       President and Principal Financial Officer


/121260

                               Page 12 of 12 Pages