Form 10KSB
period 1996-12-31
AVOCA INC
filed 1997-03-27
CIK 316537

Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB

      Annual report pursuant to Section 13 or 15(d) of the  Securities  Exchange
 X/   Act of 1934 for the fiscal year ended December 31, 1996
---
                                       or

      Transition  report  pursuant to  Section  13  or  15(d) of  the Securities
  /   Exchange Act of 1934 for the transition period from
---         to
      ------  ------

Commission file number 0-9219
                       ------

                               AVOCA, INCORPORATED
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                Louisiana                             72-0590868
---------------------------------------- ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

   P. O. Box 61260, New Orleans, LA.                     70161
----------------------------------------  --------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number          (504) 552-4720
                             ------------------------

Securities registered under Section 12(b) of the Act:
         Title of each class                        Name of each exchange on
                                                        which registered
                None                                         None
----------------------------------------   -------------------------------------
Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock - No Par Value
                           ---------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    X
                                 ---

State issuer's revenues for its most recent fiscal year.  $827,494
                                                          --------

The aggregate market value of common stock held on March 3, 1997 by non-affiliates of the registrant was $4,158,375. Such value has been computed on the basis of the average bid and asked prices of the stock and by excluding, from the 830,500 shares outstanding on that date, all stock beneficially owned by officers and directors of the registrant and by beneficial owners of more than five percent of its stock, even though all such persons may not be affiliates as defined in SEC Rule 12b-2.

The Company has only one class of common stock, of which 830,500 shares were outstanding on March 1, 1997.

Parts I and II incorporate by reference information from the Annual Report to Shareholders for the year ended December 31, 1996. Part III incorporates by reference information from the Company's Proxy Statement dated February 18, 1997.

Transitional Small Business Disclosure Format (check one):  Yes         No   X
                                                               -----       -----

An exhibit index is located on page 15




                               AVOCA, INCORPORATED

                          Index to 10-KSB Annual Report


                                                                                                      PAGE
PART I

Item 1:          Description of Business                                                               3-8
Item 2:          Description of Property                                                              8-10
Item 3:          Legal Proceedings                                                                      10
Item 4:          Submission of Matters to a Vote of Security Holders                                    10


PART II

Item 5:          Market for Common Equity
                 and Related Stockholder Matters                                                        10
Item 6:          Management's Discussion and Analysis or Plan of
                 Operation                                                                           10-11
Item 7:          Financial Statements                                                                   11
Item 8:          Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure                                                    11


PART III

Item 9:          Directors, Executive Officers, Promoters and
                 Control Persons; Compliance With Section 16(a)
                 of the Exchange Act                                                                    11
Item 10:         Executive Compensation                                                                 11
Item 11:         Security Ownership of Certain Beneficial Owners
                 and Management                                                                         12
Item 12:         Certain Relationships and Related Transactions                                         12
Item 13:         Exhibits and Reports on Form 8-K                                                    12-13





                               Page 2 of 14 Pages

                                     PART I

Item 1     Description of Business
------     -----------------------
           Avoca, Incorporated ("the Company") is a Louisiana corporation formed in 1931. It owns and manages approximately 16,000 acres comprising virtually all of Avoca Island, which is located about 90 miles west of New Orleans in St. Mary Parish, Louisiana, adjacent to and immediately southeast of Morgan City. The island, approximately two-thirds of which is under shallow water, is rural and virtually undeveloped except for exploration and development of its oil and gas resources.
           Avoca, Incorporated is a passive royalty company that derives most of its income from royalties, bonuses and delay rentals under oil and gas leases covering its Avoca Island acreage, seismic permits and interest on its investments. The following table and accompanying lease map furnish information respecting mineral leases in effect for the year ended December 31, 1996.


                               Page 3 of 14 Pages




MINERAL INCOME

------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1996
                                                                                                                Income Recognized
                                                                                                                     in 1996
                                                                                                              Lease
                                                                                                    Initial   Bonus
                                                               Date of                              Rental    or Delay
Lessee                            Operator                     Lease      Acreage  Expiration       Per Acre  Rental   Net Royalties
------------------------------------------------------------------------------------------------------------------------------------

Texaco, Inc.                      Texaco, Inc.                  5/17/63    41.900  Termination       $  75    $    --   $    452
                                                                                   of production

Alliance Operating Company        Delta Operating Corporation   8/14/87   276.733  Termination       $ 200         --    127,501
                                                                                   of production

IP Petroleum Company, Inc.        IP Petroleum Company, Inc.    10/3/94   860.000  Terminated        $ 150     32,250         --
                                                                                   4/30/96 due to
                                                                                   non-payment
                                                                                   of rental

Boo-Ker Oil and Gas Corporation   Exchange Oil and Gas Company *10/6/94   185.440  Well plugged and  $  --         --        652
                                                                                   abandoned first
                                                                                   quarter of 1996

Capital Energy, Inc.              Black Gold Production        **1/2/96    45.029  Termination       $ 125      5,625    100,444
                                  Company                                          of production
                                                                                   or 1/2/97 if
                                                                                   nonproducing

Burlington Resources Oil & Gas    Burlington Resources Oil &    8/12/96   420.000  Termination       $ 110     46,200         --
Company                           Gas Company                                      of production
                                                                                   or 8/12/99 if
                                                                                   nonproducing
                                                                                                              -------    --------
                                                                                                              $84,075    $229,049
                                                                                                              =======    ========

*---This  lease  supersedes  a lease dated August 21, 1990 with the same lessee.
**---This  lease  supersedes  a lease dated  January 19, 1960 with Cabot  Carbon
Corporation.



                               Page 4 of 14 Pages

                       [Map of Avoca Island appears here,
                    showing property of Avoca, Incorporated,
                       mineral leases and well locations]


                               Page 5 of 14 Pages

------     -----------------------

           At December 31, 1996, 783.66 acres of the Company's land were covered by oil and gas leases. Approximately 363 acres were held by production pursuant to leases (in favor of Texaco, Inc., Alliance Operating Company and Capital Energy, Inc.) providing for royalties ranging from 25% to 30%. The remaining 420 acres are covered by a lease, granted in 1996 to Burlington Resources Oil & Gas Company, which stipulates a 21% royalty.
           The Company's leases with Boo-Ker Oil and Gas Corporation and I. P. Petroleum Company, Inc., covering approximately 1045 acres in the aggregate, expired during 1996 in accordance with their terms.*
           In recent years, the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well in the Ramos Field has been the Company's largest producing well. Royalties from the Avoca No. 1, in which Avoca, Incorporated has a net revenue interest of approximately 19%, were responsible for approximately 96% of the Company's royalty income during 1994, 94% in 1995, and 56% in 1996. Production from the well was 238,455 thousand cubic feet (mcf) of gas and 3,787 barrels of condensate in 1996, as compared with 259,513 Mcf and 4,158 barrels in 1995, and 311,602 Mcf and 5,312 barrels in 1994.
           During 1996, the Intercoastal Shipyard No. 2 well succeeded the Avoca No. 1 as the Company's largest producing well. A successful workover by its operator, Black Gold Production Company, Inc., restored production to the Intercoastal Shipyard No. 2 well (also in the Ramos Field) during the second quarter of the year. Royalties from this well, in which Avoca, Incorporated has a net revenue interest of approximately 4.05%, was responsible for 44% of the Company's royalty
--------
           *The Boo-Ker lease expired because the lease well, which produced only intermittently in 1995, went off production and was plugged and abandoned during 1996. The other lease expired because I. P. Petroleum failed to pay the delay rentals due for the second quarter of the year.


                               Page 6 of 14 Pages
income during 1996. Since its return to production, the Intercoastal Shipyard No. 2 well produced 883,498 Mcf of gas and 25,473 barrels of condensate in 1996. Review of the operator's production records since year end shows that daily production from the well has declined to a point where, at current levels, it approximates only 50% of the year-end production rate.
           The Company's share of production from the Bateman Lake Field tract leased to Texaco, Inc., has been negligible in recent years.
           In addition to information regarding prices, the following table shows the Company's share of gas produced (in terms of thousand cubic feet) and oil delivered (in terms of barrels) from the Ramos Field during the last three years.

             Company's Share                 Average Sales Price
             ---------------                 -------------------
 Year    Gas Volume    Oil Volume           Per mcf        Per bbl
 1994    66,647 mcf    1,055 bbls             $2.13        $16.75
 1995    50,501 mcf      809 bbls             $1.73        $18.00
 1996    82,228 mcf    1,770 bbls             $2.81        $21.66

           The Company granted two mineral leases in 1996, as compared with no leases in 1995 and one lease in 1994. Except for reworking operations, no drilling operations were conducted on Avoca Island during the three year period ended December 31, 1996.
           The Company received substantial income from the granting of three new 3-D seismic permits during 1996. The first permit was granted to Geco-Prakla, Inc. and covers 3073 acres on the western part of Avoca Island. The second permit, granted to Texas Meridian Resources Exploration, Inc., covers 7535 acres on the southern part of the island and includes an option until January 10, 1998 to lease all or part (but not less than 753 acres) of the permitted acreage for mineral development. The third permit, in favor of Burlington Resources Oil & Gas Company, covers most


                               Page 7 of 14 Pages
of the northern part of the island (7330 acres) and includes an option until December 12, 1997 to lease all or part (but not less than 50%) of the permitted acreage.
           Further information respecting oil and gas operations on the Company's property appears under the captions "Report to the Shareholders" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations"  on  pages  4  and  14  of  the  Company's  1996  Annual  Report  to
Shareholders, attached as an exhibit hereto and incorporated herein by reference. The Company's activities with respect to oil and gas are limited to the granting of leases, seismic permits and the collection of bonuses, delay rentals and landowner royalties thereunder. Accordingly, only limited information, furnished primarily by the Company's lessees, has been included with respect to oil and gas operations affecting the Company's lands. Complete information respecting these and related matters, such as proved reserves, is unavailable to the Company and cannot be obtained without unreasonable effort or expense.
           Wild game, bird hunting and non-commercial fishing rights on Avoca Island are leased to Avoca Duck Club. Revenues from these sources were $21,000 in 1996.
           The Company has no employees but retains the services of three individuals as independent contractors. One acts as consultant to the Board of Directors and assists with the Company's day to day business affairs. The other two individuals maintain the Company's financial records and watch over the Company's lands, respectively.
           Additional information regarding the Company's business is included under Item 2 of this report, incorporated herein by reference.

Item 2     Description of Property
------     -----------------------

           The Company owns approximately  16,000 acres comprising virtually all
of  Avoca  Island.   The  island,   located  in  St.  Mary  Parish,   Louisiana,
approximately 90 miles west of New Orleans, lies


                               Page 8 of 14 Pages
southeast of the greater Morgan City area, from which it is separated by Bayou Boeuf. There are no bridges or roads leading to the island. Access is by means of a free ferry which operates on a regular schedule across Bayou Boeuf (a distance of approximately 500 feet) and connects the northwest tip of the island with the Morgan City area. Ferry service is interrupted by periodic mechanical breakdowns and during periods of high water.
           Avoca Island is within the Morgan City Harbor and Terminal District. Bayou Boeuf and Bayou Chene, which border the island for a distance of approximately thirteen miles and form its northern, eastern and southern perimeters, are part of the Gulf section of the Intracoastal Waterway.
           Approximately one-third of the island, located along its northern and eastern perimeters, is dry ground. The remaining two-thirds is under shallow water. Avoca Island is rural, and its surface is virtually undeveloped.
           Over the years, preliminary studies and proposals have been made with regard to a bridge linking Avoca Island with the mainland. Nothing definite has resulted from these efforts and it is doubtful that such a bridge will be built.
           A study conducted with the assistance of LSU's Cooperative Extension Service in 1991 indicates that aquaculture and tree farming are not economically feasible and that the island's suitability for farming is limited. The Company is continuing its search for persons interested in farming or otherwise using the Avoca Island for agrarian purposes that will preserve the farmland status of the property and minimize the effect of Section 404 of the Clean Water Act, under which vast areas have been designated as wetlands subject to the jurisdiction and permitting requirements of the U.S. Corps of Engineers. In 1996, the Company signed a letter of intent related to a possible cattle lease that will help achieve the foregoing objectives. The lease, if executed, will cover approximately 3200 acres on the northern and western part of the island.


                               Page 9 of 14 Pages

           Information respecting development of oil and gas resources on Avoca Island is provided under Item 1 of this report, incorporated herein by reference.

Item 3     Legal Proceedings
------     -----------------

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

Item 4     Submission of Matters to
------     a Vote of Security Holders
           --------------------------

           Not Applicable

                                     PART II

Item 5     Market for Common Equity
------     and Related Stockholder Matters
           -------------------------------

           The information called for by this item appears under the caption "Stock Prices and Related Security Holder Matters" on page 15 of the Company's 1996 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 6     Management's Discussion and
------     Analysis or Plan of Operation
           -----------------------------

           The information called for by this item appears under the captions "Report to the Shareholders" and "Management's Discussion and Analysis of Financial Condition and Results of


                               Page 10 of 14 Pages

Operations" on pages 4 and 14, respectively, of the Company's 1996 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 7     Financial Statements
------     --------------------

           The information called for by this item appears on pages 5 through 13 of the Company's 1996 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 8     Changes In and Disagreements With
------     Accountants on Accounting and Financial Disclosure
           --------------------------------------------------

           Not applicable

                                    PART III

Item 9     Directors, Executive Officers,
------     Promoters and Control Persons; Compliance
           With Section 16(a) of the Exchange Act
           --------------------------------------

           The  Company  has two executive officers, both of whom are directors:
Edward B. Grimball, President, and M. Cleland Powell, III, Secretary-Treasurer. Information concerning such persons and the Company's other directors is shown under the caption "Number and Election of Directors" on pages 3 and 4 of the Company's Proxy Statement dated February 18, 1997, incorporated herein by reference.

Item 10    Executive Compensation
-------    ----------------------

           The information called for by this item appears under the caption "Information Concerning Management - Executive Compensation" on page 5 of the Company's Proxy Statement dated February 18, 1997, incorporated herein by reference.


                               Page 11 of 14 Pages

Item 11    Security Ownership of Certain
-------    Beneficial Owners and Management
           --------------------------------

           The information called for by this item appears under the caption "Voting Securities" on pages 2 and 3, and under the caption "Number and Election of Directors" on pages 3 and 4, of the Company's Proxy Statement dated February 18, 1997, incorporated herein by reference.

Item 12    Certain Relationships
-------    and Related Transactions
           ------------------------

              The information called for by this item appears under the caption "Information Concerning Management - Certain Relationships" on page 5 of the Company's Proxy Statement dated February 18, 1997, incorporated herein by reference.

                                     PART IV

Item 13    Exhibits and Reports on Form 8-K
-------    --------------------------------

(a)1.         Financial Statements

              The  following  financial   statements  of  Avoca,   Incorporated,
included in its 1996 Annual Report to Shareholders, are incorporated by reference in Part II, Item 7:

              Report of Ernst & Young LLP, Independent Auditors, dated January 13, 1997

              Balance sheet - December 31, 1996

              Statements of Income - years ended
              December 31, 1996 and 1995

              Statements of Retained Earnings -
              years ended December 31, 1996 and 1995

              Statements of Cash Flows - years ended
              December 31, 1996 and 1995

              Notes to Financial Statements -
              December 31, 1996


                               Page 12 of 14 Pages

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

              3.5       Copy of amendment to Charter, dated
                        September 15, 1981(2)

              3.6       Copy of amendment to Charter, dated
                        March 17, 1987(2)

              3.7       Copy of Composite Charter (as of
                        August 14, 1987)(2)

              4.0       Copy of specimen stock certificate(1)

              13        Annual Report to Shareholders for
                        the year ended December 31, 1996. Except for the information expressly specifically incorporated by reference in this Form 10-KSB, the annual report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed filed as part of the Form 10-KSB.

              23        Consent of independent auditors

              27        Financial Data Schedule

(b)           Reports on Form 8-K

                        Registrant filed no reports on Form 8-K during the three months ended December 31, 1996.

1     Incorporated   by  reference  from   registrant's   Form  10  Registration
      Statement, filed with the Securities and Exchange Commission on April 29, 1980, Commission file number 0-9219.

2 Incorporated by reference from registrant's Form 8 Report dated August 14, 1987, Commission file number 0-9219.


                               Page 13 of 14 Pages

                                   SIGNATURES
                                   ----------

              Pursuant to the requirements of Section 13 of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avoca, Incorporated

By: /s/ Edward B. Grimball
    ----------------------------------
    Edward B. Grimball
    President and principal executive,
    financial and accounting officer

Date: March 18, 1997

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard W. Fox
-------------------------------
Richard W. Fox, Director
Date:  March 18 , 1997


/s/ Edward B. Grimball
-------------------------------
Edward B. Grimball, Director
Date:  March 18, 1997


/s/ Peter V. Guarisco
-------------------------------
Peter V. Guarisco, Director
Date:  March 18, 1997


/s/ Guy C. Lyman, Jr.
-------------------------------
Guy C. Lyman, Jr., Director
Date:  March 18, 1997


/s/ M. Cleland Powell, III
-------------------------------
M. Cleland Powell, III, Director
Date:  March 18, 1997




                               Page 14 of 14 Pages

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

3.5                 Copy of amendment to Charter, dated
                    September 15, 1981(2)

3.6                 Copy of amendment to Charter, dated
                    March 17, 1987(2)

3.7                 Copy of Composite Charter
                    (as of August 14, 1987)(2)

4.0                 Copy of specimen stock certificate(1)

 13 Annual Report to Shareholders for the year ended December 31, 1996. Except for the information expressly specifically incorporated by reference in this Form
                    10-KSB, the annual report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed filed as part of the Form 10-KSB.

 23                 Consent of independent auditors

 27                 Financial Data Schedule


--------------------
(1)Incorporated by reference from registrant's Form 10 Registration Statement, filed with the Securities and Exchange Commission on April 29, 1980, Commission file number 0-9219.

(2)Incorporated by reference from registrant's Form 8 Report dated August 14, 1987, Commission file number 0-9219.