Form 10QSB
period 1997-03-31
AVOCA INC
filed 1997-05-12
CIK 316537

May 12, 1997







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-9219
                                                              ------------------

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-QSB for the period ended March 31, 1997.

                This filing is being effected by direct transmission to the Commission's EDGAR System.

                                               Sincerely,


                                               /s/ Edward B. Grimball
                                               ---------------------------------
                                               Edward B. Grimball
                                               Executive Vice President &
                                               Chief Financial Officer
                                               (504) 586-7570

EBG/drm

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -------------------------

Commission file number 0-9219
                       ---------------------------------------------------------

                               AVOCA, INCORPORATED
--------------------------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

                 Louisiana                                 72-0590868
     -------------------------------                   --------------------
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

                  P.O. Box 61260, New Orleans, Louisiana 70161
                  --------------------------------------------
                    (Address of principal executive offices)

                                  (504) 552-4720
                   -------------------------------------------
                           (Issuer's telephone number)


                   -------------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                              -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 830,500 shares on May 1, 1997
                                          --------------------------------------
Transitional Small Business Disclosure Former (check one); Yes       No  X
                                                              -----    -----

An exhibit index is located at page   12   of this report.
                                   --------

                               Page 1 of 11 Pages

                               AVOCA, INCORPORATED

                                    I N D E X




                                                                        Page No.
                                                                        --------
Part I.           Financial Information (Unaudited)

                  Condensed Balance Sheet - March 31, 1997                     4

                  Condensed Statements of Income
                           Three Months Ended March 31, 1997
                           and 1996                                            5

                  Condensed Statements of Cash Flows
                           Three Months Ended March 31, 1997
                           and 1996                                            6

                  Notes to Condensed Financial Statements                      7

                  Management's Discussion and Analysis or
                  Plan of Operation                                          8-9

Part II.          Other Information

                  Submission of Matters to a Vote of
                  Security Holders                                            10

                  Exhibits and Reports on Form 8-K                            10

                  Signature                                                   11



                               Page 2 of 11 Pages

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements























                               Page 3 of 11 Pages

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                                 March 31, 1997


Assets
Current assets:
      Cash                                                                     $     65,381
      Short-term investments                                                      1,390,175
      Accounts receivable                                                            50,445
      Accrued interest receivable                                                    44,932
      Prepaid expenses                                                               11,602
                                                                               ------------
Total current assets                                                              1,562,535

Property and equipment, less accumulated depreciation and depletion                  74,866

Other assets:
      Long-term investments                                                         639,652
      Avoca Drainage Bonds, $415,000, in default -- at nominal amount                     1
                                                                               ------------
                                                                               $  2,277,054
                                                                               ============


Liabilities and shareholders' equity
Current liabilities:
      Accounts payable                                                         $      7,481
      Income taxes payable                                                           23,130
                                                                               ------------

Total current liabilities                                                            30,611

Deferred income taxes                                                                13,775

Shareholders' equity:
      Common stock, no par value -- authorized, issued and outstanding
           830,500 shares                                                            94,483
      Retained earnings                                                           2,138,185
                                                                               ------------
Total shareholders' equity                                                        2,232,668
                                                                               ------------
                                                                               $  2,277,054
                                                                               ============



See accompanying notes

                               Page 4 of 11 Pages



                               Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)




                                                            Three months ended
                                                                  March 31
                                                           1997                  1996
                                                     --------------------------------
Revenue:
      Royalties                                      $  111,718            $   35,196
      Less severance taxes                                1,951                 1,264
                                                     ----------            ----------
                                                        109,767                33,932
      Lease bonuses and delay rentals                         -                37,875
      Interest income                                    28,724                28,310
                                                     ----------            ----------
                                                        138,491               100,117


Expenses:
      Legal and accounting services                       3,411                 9,564
      Consultant fees                                    19,000                14,000
      Geological and engineering fees                     2,586                 2,762
      Insurance                                           5,772                 5,983
      Miscellaneous expenses                             22,783                20,464
                                                      ---------            ----------
                                                         53,552                52,773
                                                      ---------            ----------

Income before income taxes                               84,939                47,344

Income taxes                                             22,827                 2,117
                                                      ---------            ----------

Net income                                            $  62,112            $   45,227
                                                      =========            ==========



Net income per share                                  $     .07            $      .05
                                                      =========            ==========


See accompanying notes.

                               Page 5 of 11 Pages



                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)




                                                                Three months ended
                                                                     March 31
                                                              1997                  1996
                                                         -------------------------------
Operating activities
Net income                                               $  62,112             $  45,227
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
      Depreciation expense                                     684                   684
      Deferred taxes                                      (    127)             (    127)
      Changes in operating assets and liabilities:
        Operating assets                                  ( 32,944)             ( 12,489)
        Operating liabilities                                4,284              ( 41,311)
                                                         ---------             ---------
Net cash provided by (used in) operating activities         34,009              (  8,016)

Investing activities
Purchase of short-term investments                        ( 97,372)                    -
Maturity of short-term investments                         722,531                     -
Purchase of long-term investments                         (285,189)                    -
                                                         ---------             ---------
Net cash provided by investing activities                  339,970                     -

Financing activities
Dividends paid                                            (373,725)             (124,575)
                                                         ---------             ---------
Net cash used in financing activities                     (373,725)             (124,575)
                                                         ---------             ---------

Increase (decrease) in cash and cash equivalents               254              (132,591)
Cash and cash equivalents at beginning of period            65,127               204,748
                                                         ---------             ---------
Cash and cash equivalents at end of period               $  65,381             $  72,157
                                                         =========             =========



See accompanying notes.

                               Page 6 of 11 Pages

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                        Three months ended March 31, 1997



1.  Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not included all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 1996.

The Company considers its United States Goverment securities held with a maturity of three months or less when purchased to be cash equivalents.







                               Page 7 of 11 Pages

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

                  The unaudited condensed statements of income show that net income for the first quarter of 1997, as compared with the first quarter of 1996, increased from $45,227 to $62,112.
                  Royalty income net of severance taxes for the first quarter of 1997 increased $75,835 or approximately 223%. The increase is attributable to the successful workover of the Intercoastal Shipyard No. 2 well in the Ramos Field. This well was restored to production during the second quarter of 1996 by its operator, Black Gold Production Company, Inc., and produces from the B Sand Unit B under the Capital Energy, Inc. lease signed in the first quarter of 1996. Production from this unit is responsible for approximately $47,524 or 43% of the Company's royalty income for the first quarter of 1997. Review of the operator's production records since year-end shows that daily gas production from the well as of March 31, 1997 has declined to approximately 50% of the 1996 year-end production rate, and the future of the well is in doubt.
                  The increase in net royalty income is also attributable to significantly higher prices received by Delta Operating Company (formerly Alliance Operating Corporation) for higher gas production from the Avoca No. 1 well during the first quarter of 1997. First quarter gas production from the Avoca No. 1 well was approximately 39% higher than production for the comparable period of 1996, and the average sales price of gas rose from $2.64 per MCF for the three months ended March 31, 1996 to $3.55 per MCF for the three months ended March 31, 1997. The well was off production March 2 and 3 for a time release chemical treatment to prevent scaling in the formation. It returned to successful production until March 11 when it was shut-in for repairs to the purchaser's gas pipeline which should be completed by the middle of April.
                  No income was received from lease bonuses or delay rentals during the first quarter of 1997 as compared to $37,875 received during the first quarter of 1996. In the first quarter of







                               Page 8 of 11 Pages

1996, the Company received a quarterly rental payment of $32,250 from I.P. Petroleum, but that lease was terminated for non-payment of rentals during the second quarter of 1996. Also in the first quarter of 1996, the Company received a $5,625 bonus on a mineral lease to Capital Energy, Inc. Acreage under that lease is now held by production from the above-mentioned Intercoastal Shipyard No. 2 well.
                  As compared with the first quarter of 1996, expenses increased $779 or approximately 1%. The decrease in legal and accounting services, which reflects a reduction in attorneys' fees, was offset by an increase in consultant fees and miscellaneous expenses. Most of the increase is attributable to an exceptional bonus paid to the Company's manager in recognition of commendable results achieved in 1996.
                  The change in income tax expense for the three months ended March 31, 1997 resulted from an increase in taxable income for the first quarter of 1997 as compared to the first quarter of 1996.
                  The Company's continued liquidity is evidenced by the fact that approximately 92% of its assets, as measured by book value, are cash and U.S. Government and U.S. Government agency securities. In addition to interest, the Company customarily derives essentially all of its other income from the granting of oil and gas leases, the collection of bonuses, delay rentals and royalties thereunder, and the leasing of hunting rights. The Company's business is passive and all capital requirements for exploration, development and production of the Company's mineral resources are funded by its Lessees.











                               Page 9 of 11 Pages

                           Part II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of Shareholders was held on March 18, 1997. Management's proposal to fix at five the number of directors to be elected for the ensuing year was approved by the following vote:
                  For          Against          Abstain          Broker Nonvotes
                  ---          -------          -------          ---------------
                663,878          -0-             22,790                -0-
                  Messrs. Fox, Grimball, Guarisco, Lyman and Powell were elected directors for the ensuing year by the following vote:

                                                                      Withhold
                                                    For                 Vote           Broker Nonvotes

                  Richard W. Fox                  680,212               6,475                 -0-
                  Edward B. Grimball              680,212               6,475                 -0-
                  Peter V. Guarisco               680,212               6,475                 -0-
                  Guy C. Lyman, Jr.               669,070              17,538                 -0-
                  M. Cleland Powell, III          680,196               6,475                 -0-


Item 6 - Exhibits and Reports on Form 8-K

                  (a)      Exhibits required by Item 601 of Regulation S-B:

                  Exhibit 27 - Financial Data Schedule

                  (b)      Reports on Form 8-K

                  Reports on Form 8-K: No reports have been filed during the quarter for which this report is filed.








                               Page 10 of 11 Pages

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AVOCA, INCORPORATED
                                            Registrant


 May 2, 1997                           /s/ Edward B. Grimball
 --------------------------------      -----------------------------------------
                                       Edward B. Grimball
                                       President and Principal Financial Officer













                               Page 11 of 11 Pages

                                 EXHIBIT INDEX

              Exhibit Number                  Description
              --------------             -----------------------

                   27                    Financial Data Schedule