Form 10QSB
period 1997-06-30
AVOCA INC
filed 1997-08-12
CIK 316537

August 11, 1997







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-9219
                                                              ------------------

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-QSB for the period ended June 30, 1997.

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

For the quarterly period ended     June 30, 1997
                              --------------------------------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------

Commission file number 0-9219
                       ---------------------------------------------------------

                               AVOCA, INCORPORATED
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

             Louisiana                                      72-0590868
--------------------------------                        -------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                              -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 830,500 shares on July 31, 1997
                                           -------------------------------------

Transitional Small Business Disclosure Former (check one);  Yes       No  X
                                                               -----    -----

An exhibit index is located at page  13  of this report.
                                   ------

                               Page 1 of 13 Pages

                               AVOCA, INCORPORATED
                               -------------------

                                    I N D E X
                                    ---------



                                                                        Page No.
                                                                        --------

Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - June 30, 1997                      4

                  Condensed Statements of Income
                           Three Months Ended June 30, 1997 and
                           1996 and Six Months Ended June 30, 1997
                           and 1996                                            5

                  Condensed Statements of Cash Flows
                           Six Months Ended June 30, 1997
                           and 1996                                            6

                  Notes to Condensed Financial Statements                      7

                  Management's Discussion and Analysis or
                  Plan of Operation                                         8-11

Part II.          Other Information
                  -----------------

                  Exhibits and Reports on Form 8-K                            12

                  Signature                                                   12


                               Page 2 of 13 Pages

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements




                               Page 3 of 13 Pages

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                                  June 30, 1997


Assets
Current assets:
      Cash and cash equivalents                                                                                 $    36,464
      Short-term investments                                                                                      1,455,398
      Accounts receivable                                                                                            12,237
      Accrued interest receivable                                                                                    40,629
      Prepaid expenses                                                                                               17,165
                                                                                                                -----------
Total current assets                                                                                              1,561,893

Property and equipment, less accumulated depreciation and depletion                                                  74,182

Other assets:
      Long-term investments                                                                                         829,224
      Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                                     1
                                                                                                                -----------
                                                                                                                $ 2,465,300
                                                                                                                ===========


Liabilities and shareholders' equity Current liabilities:
      Accounts payable                                                                                          $     2,092
      Income taxes payable                                                                                           20,317
                                                                                                                -----------
Total current liabilities                                                                                            22,409

Deferred income taxes                                                                                                13,649

Shareholders' equity:
      Common stock, no par value -- authorized, issued and outstanding
           830,500 shares                                                                                            94,483
      Retained earnings                                                                                           2,334,759
                                                                                                                -----------
Total shareholders' equity                                                                                        2,429,242
                                                                                                                -----------
                                                                                                                $ 2,465,300
                                                                                                                ===========



See accompanying notes

                               Page 4 of 13 Pages





                               Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)




                                                                 Three months ended                       Six months ended
                                                                      June 30                                  June 30
                                                              1997                 1996                 1997                 1996
                                                          ---------            ---------           ----------            ---------
Revenue:
    Royalties                                             $  18,935            $  60,424           $  130,653            $  95,620
    Less severance taxes                                        416                1,007                2,367                2,271
                                                          ---------            ---------           ----------            ---------
                                                             18,519               59,417              128,286               93,349
    Lease bonuses and delay rentals                              -                    -                    -                37,875
    Seismic permits                                         211,241                   -               211,241                   -
    Interest income                                          29,287               27,766               58,011               56,076
    Rental and other income                                  21,000               21,000               21,000               21,000
                                                          ---------            ---------           ----------            ---------
                                                            280,047              108,183              418,538              208,300


Expenses:
    Legal and accounting services                             8,613                4,208               12,024               13,772
    Consultant fees                                           9,000                9,000               28,000               23,000
    Geological and engineering fees                           1,289                1,962                3,875                4,724
    Insurance                                                 5,720                5,870               11,492               11,853
    Miscellaneous expenses                                    7,790                5,577               30,573               26,041
                                                          ---------            ---------           ----------            ---------
                                                             32,412               26,617               85,964               79,390
                                                          ---------            ---------           ----------            ---------

Income before income taxes                                  247,635               81,566              332,574              128,910

Income taxes                                                 51,061               27,182               73,888               29,299
                                                          ---------            ---------           ----------            ---------
Net income                                                $ 196,574            $  54,384           $  258,686            $  99,611
                                                          =========            =========           ==========            =========





Net income per share                                      $     .24            $    .07            $     .31             $    .12
                                                          =========            ========            =========             ========

See accompanying notes.

                               Page 5 of 13 Pages




                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)




                                                                                                    Six months ended
                                                                                                        June 30
                                                                                                1997                 1996
                                                                                           -------------------------------
Operating activities
Net income                                                                               $   258,686           $    99,611
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation expense                                                                     1,368                 1,368
      Deferred taxes                                                                      (      253)           (      254)
      Changes in operating assets and liabilities:
        Operating assets                                                                       4,004            (   44,383)
        Operating liabilities                                                             (    3,918)           (   36,514)
                                                                                         -----------           -----------
Net cash provided by operating activities                                                    259,887                19,828

Investing activities
Maturity of short-term investments                                                         1,236,947               583,987
Purchase of short-term investments                                                        (  322,548)           (  179,895)
Purchase of long-term investments                                                         (  829,224)           (  399,187)
                                                                                         -----------           -----------
Net cash provided by investing activities                                                     85,175                 4,905

Financing activities
Dividends paid                                                                            (  373,725)           (  124,575)
                                                                                         -----------           -----------
Net cash used in financing activities                                                     (  373,725)           (  124,575)
                                                                                         -----------           -----------

Decrease in cash and cash equivalents                                                     (   28,663)           (   99,842)
Cash and cash equivalents at beginning of period                                              65,127               204,748
                                                                                         -----------           -----------
Cash and cash equivalents at end of period                                               $    36,464           $   104,906
                                                                                         ===========           ===========








See accompanying notes.

                               Page 6 of 13 Pages

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                         Six months ended June 30, 1997



1.  Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 1996.

The Company considers its United States Government securities held with a maturity of three months or less when purchased to be cash equivalents.






                               Page 7 of 13 Pages

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

                  The unaudited condensed statements of income show that net income for the second quarter of 1997 as compared with the second quarter of 1996 increased from $54,384 to $196,574.
                  Seismic permits for the second quarter of 1997 increased by $211,241 from the granting of two new 3-D seismic permits and the amendment of an existing 3-D seismic permit. The first permit was granted to Geco-Prakla, Inc. and covers 318.64 acres held by production from the Bateman Lake Field and the Ramos Field. The second permit, granted to Burlington Resources Oil & Gas Co., covers 596 acres on the southwestern part of the island and includes an option until April 11, 1998 to lease all or part (not less than 298 acres) of the permitted acreage for mineral development. The amendment extended the term of the 3-D seismic permit granted last year to Texas Meridian Resources Exploration, Inc. covering 7,535 acres on the southern part of the island. The permit includes an option, extended until May 31, 1998, to lease all or part (not less than 753 acres) of the permitted acreage for mineral development.
                  Royalty income net of severance taxes for the second quarter of 1997 decreased $40,898 or approximately 69% as compared with the second quarter of 1996. The decrease is attributable to the continuing decline in production from the Intercoastal Shipyard No. 2 well under the Capital Energy Inc. lease in the Ramos Field. The well, which was responsible for approximately 50% of the Company's royalty income for the second quarter of 1996, went off production on April 8, 1997. Following an unsuccessful workover attempt, the operator is considering additional measures to restore production. The future of the well is uncertain.
                  The decrease is also attributable to the shut in of the Delta Operating Company (formerly Alliance Operating Corporation) Avoca No. 1 well from March 11, 1997 to April 29, 1997 because of repairs to the purchaser's gas pipeline. The well returned to successful production on


                               Page 8 of 13 Pages

April 30, 1997. Production was 48% lower than the comparable period of 1996, but the sales price of gas was 13% higher.
                  Interest income on U.S. Government and U.S. Government agency securities increased $1,521 or 5% because of higher interest rates and an increase in funds available for investment.
                  As compared with the second quarter of 1996, expenses increased $5,795 or approximately 22%. Increases in legal and accounting services and miscellaneous expenses were partially offset by slight decreases in geological and engineering fees and insurance expenses.
                  The change in income tax expense for the three months ended June 30, 1997 resulted from an increase in taxable income from the second quarter of 1997 as compared to the second quarter of 1996.
                  Total revenue for the six month period ended June 30, 1997 increased $210,238 or approximately 101%. The increase results from substantial seismic permit income and increases in royalty income and interest income partially offset by a lack of lease bonus and delay rental income.
                  Seismic permit income of $211,241 for the six month period ended June 30, 1997 as compared with no such income in the same period of 1996, was realized from the granting of two new 3-D seismic permits and the extension of an existing 3-D permit on Company lands as discussed above.
                  Revenues from royalties net of severance taxes during the first six months of 1997 increased $34,937 or approximately 37%, primarily because of income received from the Intercoastal Shipyard No. 2 well in the Ramos Field. Gas production from the well as of March 31, 1997 had declined to approximately 50% of the 1996 year-end production rate and the well ceased production



                               Page 9 of 13 Pages
on April 8, 1997. As discussed above, the operator after an unsuccessful workover is considering additional measures to restore production, but the future of the well is uncertain.
                  Gas production from Delta Operating Company Avoca No. 1 well for the first six months of 1997 was 4% less than production for the same period of 1996 because the well was off production for 49 days because of repairs to the purchaser's gas pipeline. The well returned to production April 30, 1997. The average sales price per MCF of gas from the Avoca No. 1 well was slightly higher for the first six months of 1997 than the first six months of 1996. For the first six months of 1997, it has been responsible for 58% of the Company's royalty income.
                  No income was received from lease bonuses and delay rentals for the first six months of 1997 as compared with $37,875 received for the first six months of 1996. In the first quarter of 1996, $32,250 was received from I.P. Petroleum Co., Inc. as a quarterly delay rental payment under its 860 acre mineral lease. The lease was terminated for non-payment of the quarterly rental payment due in the second quarter of 1996. The remaining $5,625 was attributable to a lease bonus received by the Company on its new mineral lease to Capital Energy, Inc. No drilling operations were commenced during the first six months of 1997, but 3-D seismic operations are currently taking place on the island.
                  Interest income on U.S. Government and U.S. Government agency securities for the six month period ended June 30, 1997 increased $1,935 or 3% because of higher interest rates and an increase in funds available for investments.
                  Expenses for the six month period ended June 30, 1997 increased $6,574 or 8%. The decrease in geological and engineering fees and legal and accounting services, which reflects a reduction in attorney's fees, was offset by an increase in consultant fees and miscellaneous expenses.



                               Page 10 of 13 Pages

Most of the increase is attributable to an exceptional bonus paid to the Company's manager in recognition of commendable operating results achieved in 1996.
                  The change in income tax expense for the six months ended June 30, 1997 resulted from an increase in taxable income for the first six months of 1997 as compared to the first six months of 1996.
                  The Company's continued liquidity is evidenced by the fact that approximately 94% of its assets, as measured by book value, are cash and U.S. Government and U.S. Government agency securities. In addition to the interest, the Company customarily derives essentially all of its other income from the granting of oil and gas leases, seismic permits, the collection of bonus and delay rentals and royalties thereunder, and the leasing of hunting rights. The Company's business is passive and all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees.





                               Page 11 of 13 Pages

                           Part II - OTHER INFORMATION

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



                                                         AVOCA, INCORPORATED
                                                         -------------------
                                                             Registrant


August 6, 1997                                           /s/ Edward B. Grimball
-------------------                                      -----------------------
                                                         Edward B. Grimball
                                                         President and Principal
                                                         Financial Officer






                               Page 12 of 13 Pages

                                  EXHIBIT INDEX


                                                  Sequentially
 Exhibit                                            Numbered
 Number       Description                             Page


   27         Financial Data Schedule




                               Page 13 of 13 Pages