Form 10QSB
period 1997-09-30
AVOCA INC
filed 1997-11-12
CIK 316537

November 12, 1997







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-9219
                                                              ------------------

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-QSB for the period ended September 30, 1997.

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

For the quarterly period ended  September 30, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission file number 0-9219
                       ---------------------------------------------------------

                               AVOCA, INCORPORATED
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

               Louisiana                              72-0590868
     -------------------------------               ------------------
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


                  P.O. Box 61260, New Orleans, Louisiana 70161
                  --------------------------------------------
                    (Address of principal executive offices)


                                 (504) 552-4720
                   -------------------------------------------
                           (Issuer's telephone number)


                    ------------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                              -----    -----

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   830,500 shares on October 31, 1997
                                          --------------------------------------

Transitional Small Business Disclosure Format (check one);  Yes        No  X
                                                               -----     -----

An exhibit index is located at page   11   of this report.
                                    ------


                                                        AVOCA, INCORPORATED

                                                             I N D E X




                                                                                                                Page No.
                                                                                                                --------
Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - September 30, 1997                                                      4

                  Condensed Statements of Income
                           Three Months Ended September 30, 1997
                           and 1996 and Nine Months Ended
                           September 30, 1997 and 1996                                                              5

                  Condensed Statements of Cash Flows
                           Nine Months Ended September 30, 1997
                           and 1996                                                                                 6

                  Notes to Condensed Financial Statements                                                           7

                  Management's Discussion and Analysis or
                  Plan of Operation                                                                              8-10

Part II.          Other Information
                  -----------------

                  Exhibits and Reports on Form 8-K                                                                 11

                  Signature                                                                                        11





                               Page 2 of 12 Pages

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements































                               Page 3 of 12 Pages

                                                         Avoca, Incorporated

                                                 Condensed Balance Sheet (Unaudited)

                                                         September 30, 1997



Assets
Current assets:
      Cash                                                                                                     $     42,204
      Short-term investments                                                                                      1,463,816
      Accounts receivable                                                                                            25,380
      Accrued interest receivable                                                                                    49,998
      Prepaid expenses                                                                                               10,053
                                                                                                               ------------
Total current assets                                                                                              1,591,451

Property and equipment, less accumulated depreciation and depletion                                                  73,499

Other assets:
      Long-term investments                                                                                         829,224
      Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                                     1
                                                                                                               ------------
                                                                                                               $  2,494,175
                                                                                                               ============


Liabilities and shareholders' equity
Current liabilities:
      Accounts payable                                                                                         $      1,496
      Income taxes payable                                                                                           21,255
                                                                                                               ------------
Total current liabilities                                                                                            22,751

Deferred income taxes                                                                                                13,522

Shareholders' equity:
      Common stock, no par value -- authorized, issued and outstanding
           830,500 shares                                                                                            94,483
      Retained earnings                                                                                           2,363,419
                                                                                                               ------------
Total shareholders' equity                                                                                        2,457,902
                                                                                                               ------------
                                                                                                               $  2,494,175
                                                                                                               ============


See accompanying notes


                               Page 4 of 12 Pages



                                                         Avoca, Incorporated

                                             Condensed Statements of Income (Unaudited)



                                                                    Three months ended                        Nine months ended
                                                                      September 30                              September 30
                                                               1997                1996                 1997                 1996
                                                           --------             --------             --------             --------
Revenue:
    Royalties                                              $ 38,400             $ 70,443             $169,053             $166,063
    Less severance taxes                                      1,953                1,203                4,320                3,474
                                                           --------             --------             --------             --------
                                                             36,447               69,240              164,733              162,589

    Lease bonuses and delay rentals                          46,200               46,200               46,200               84,075
    Seismic permits                                               -              265,205              211,241              265,205
    Interest income                                          33,529               32,092               91,540               88,168
    Rental and other income                                   3,484                4,012               24,484               25,012
                                                           --------             --------             --------             --------
                                                            119,660              416,749              538,198              625,049


Expenses:
    Legal and accounting services                             3,779                6,513               15,803               20,285
    Consultant fees                                           9,000                9,000               37,000               32,000
    Geological and engineering fees                             641                6,428                4,516               11,152
    Insurance                                                 5,511                5,747               17,003               17,600
    Miscellaneous expenses                                    5,258                2,779               35,831               28,820
                                                           --------             --------             --------             --------

                                                             24,189               30,467              110,153              109,857
                                                           --------             --------             --------             --------


Income before income taxes                                   95,471              386,282              428,045              515,192

Income taxes                                                 66,811              119,257              140,699              148,556
                                                           --------             --------             --------             --------

Net income                                                 $ 28,660             $267,025             $287,346             $366,636
                                                           ========             ========             ========             ========




Net income per share                                       $    .04             $    .32             $    .35             $    .44
                                                           ========             ========             ========             ========





See accompanying notes.


                               Page 5 of 12 Pages



                                                         Avoca, Incorporated

                                           Condensed Statements of Cash Flows (Unaudited)




                                                                                             Nine months ended
                                                                                                September 30
                                                                                               1997                 1996
                                                                                       ----------------------------------

Operating activities
Net income                                                                              $   287,346            $  366,636
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
      Depreciation expense                                                                    2,051                 2,052
      Deferred taxes                                                                     (     380)             (     380)
      Changes in operating assets and liabilities:
        Operating assets                                                                 (  11,396)             (  35,624)
        Operating liabilities                                                            (   3,576)                49,834
                                                                                        -----------            -----------
Net cash provided by operating activities                                                  274,045                382,518

Investing activities
Maturity of short-term investments                                                       1,493,776                583,987
Purchase of short-term investments                                                      (  587,795)             ( 339,352)
Purchase of long-term investments                                                       (  829,224)             ( 639,169)
                                                                                       ------------            -----------
Net cash provided by (used in) investing activities                                         76,757              ( 394,534)

Financing activities
Dividends paid                                                                          (  373,725)             ( 124,575)
                                                                                       ------------            -----------
Net cash used in financing activities                                                   (  373,725)             ( 124,575)
                                                                                       ------------            -----------

Decrease in cash and cash equivalents                                                   (   22,923)             ( 136,591)
Cash and cash equivalents at beginning of period                                            65,127                204,748
                                                                                       ------------            -----------
Cash and cash equivalents at end of period                                             $    42,204             $   68,157
                                                                                       ============            ===========








See accompanying notes.


                               Page 6 of 12 Pages

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                      Nine months ended September 30, 1997





1. Basis of Accounting

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10- KSB for the year ended December 31, 1996.

         The Company considers its United States Government securities held with a maturity of three months or less when purchased to be cash equivalents.






                               Page 7 of 12 Pages

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

         The unaudited condensed statements of income show that net income for the third quarter of 1997, as compared with the third quarter of 1996, decreased from $267,025 to $28,660. The primary reason for the decrease was the absence of seismic permits during the third quarter of 1997, as compared with $265,205 received from this source during the third quarter of 1996.
         The decrease is also attributable to a third quarter reduction in royalty income net of severance taxes of $32,793, or approximately 47%, as compared with the comparable period of 1996. The decrease occurred because the Intercoastal Shipyard No. 2 well under the Capital Energy Inc. lease has been off production since April 8, 1997. The well was responsible for approximately 60% of the Company's royalty income for the third quarter of 1996. Although the operator has informed the Company that it intends to reenter the well in an attempt to reestablish production, the future of the well remains uncertain.
         The above mentioned decrease in net income would have been greater were it not for improved performance of the Delta Operating Company (formerly Alliance Operating Corporation) Avoca No. 1 well. Although the average sales price of gas decreased from $2.53 per MCF for the three months ended September 30, 1996 to $2.37 per MCF for the three months ended September 30, 1997, gas production from the Avoca No. 1 well for the third quarter of 1997 was approximately 49% higher than the comparable period of 1996.
         Lease bonuses and delay rentals for the third quarter of 1997 remain unchanged from the comparable period of 1996.

                               Page 8 of 12 Pages

         As compared with the third quarter of 1996, expenses decreased $6,278 or approximately 21% because reduced legal fees and geological and engineering fees offset an increase in miscellaneous expenses.
         The change in income tax expense for the three months ended September 30, 1997 resulted from a decrease in taxable income for the third quarter of 1996. The effective tax rate for the three months ended September 30, 1997 increased to reflect a revision in the Company's estimated effective tax rate for the year ended September 30, 1997.
         Total revenue for the nine month period ended September 30, 1997 declined $ 86,851, or approximately 14%, because of a decrease in lease bonuses and delay rentals and seismic permits.
         Income from seismic permits for the nine month period ended September 30, 1997 decreased $53,964, or approximately 20%, because fewer acres were permitted for 3-D seismic exploration than during the corresponding period of 1996.
         Lease bonuses and delay rentals for the first nine months of 1997 decreased by $37,875, or approximately 45%, of which $32,250 was a quarterly delay rental received from I.P. Petroleum Co. during the first quarter of 1996. The lease was terminated for non-payment of the quarterly rental payment due in the second quarter of 1996. The remaining decrease of $5,625 is attributable to a lease bonus received during the first quarter of 1996 from Capital Energy, Inc. Acreage under this lease is held by the Intercoastal Shipyard No. 2 well discussed above. No drilling operations were conducted during the first nine months of 1997 although extensive 3-D seismic operations were conducted on Avoca Island.
         Revenues from royalties net of severance taxes during the first nine months of 1997 increased $2,144, or approximately 1%, because of increased gas production from the Delta Operating Company No. 1 well, offset by reduced production from the Intercoastal Shipyard No. 2 well that


                               Page 9 of 12 Pages
ceased production April 8, 1997. Gas production from the Delta Operating Company No. 1 well for the first nine months of 1997 was approximately 11% higher than production for the comparable period of 1996, and the average sales price of gas rose slightly from $2.77 per MCF for the nine months ended September 30, 1996 to $2.79 per MCF for the nine months ended September 30, 1997. For the first nine months of 1997, the well was responsible for 67% of the Company's royalty income.
         Interest income on U.S. Government and U.S. Government agency securities for the nine months ended September 30, 1997 increased $3,372, or approximately 4%, due to higher interest rates.
         Expenses for the nine month period ended September 30, 1997 were virtually unchanged from 1996. Decreases in geological and engineering fees and in legal and accounting services, which reflect a reduction in professional fees, were offset by an increase in consultant fees and miscellaneous expenses.
         The income tax expense for the nine months ended September 30, 1997 is 33% of income before income taxes, which is the expected income tax rate of 1997.
         The Company's continued liquidity is evidenced by the fact that approximately 94% of its assets, as measured by book value, are cash and U.S. Government and U.S. Government agency securities.
         In addition to interest income, the Company customarily derives essentially all of its other income from the granting of oil and gas leases, seismic permits, the collection of bonus and delay rentals and royalties thereunder, and the leasing of hunting rights. The Company's business is passive and all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees.





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

                                       AVOCA, INCORPORATED
                                       -------------------
                                            Registrant


                                       /s/ Edward B. Grimball
                                       -----------------------------------------
                                       Edward B. Grimball
                                       President and Principal Financial Officer










                               Page 11 of 12 Pages

                                  EXHIBIT INDEX


                                                  Sequentially
 Exhibit                                            Numbered
 Number       Description                             Page


   27         Financial Data Schedule




                               Page 12 of 12 Pages