Form 10KSB
period 1997-12-31
AVOCA INC
filed 1998-03-30
CIK 316537

March 27, 1998







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-9219
                                                              ------------------

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-KSB for the period ended December 31, 1997.

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

X /   Annual report pursuant  to  Section 13 or 15(d) of the Securities Exchange
---   Act of 1934 for the fiscal year ended December 31, 1997
                                       or
  /   Transition  report  pursuant  to  Section  13  or  15(d) of the Securities
---   Exchange Act of 1934 for the transition period from           to
                                                          ----------  ----------

Commission file number 0-9219
                       ------
                               AVOCA, INCORPORATED
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Louisiana                             72-0590868
-------------------------------------    ---------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)

   P. O. Box 61260, New Orleans, LA.                    70161
---------------------------------------- ---------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number   (504) 552-4720
                             -------------------

Securities registered under Section 12(b) of the Act:
          Title of each class                    Name of each exchange on
                                                     which registered
                  None                                     None
------------------------------------     ---------------------------------------

Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock - No Par Value
                           ---------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

State issuer's revenues for its most recent fiscal year.  $1,364,571
                                                        ------------

The aggregate market value of common stock held on March 2, 1998 by non-affiliates of the registrant was $8,118,157. Such value has been computed on the basis of the average bid and asked prices of the stock and by excluding, from the 830,500 shares outstanding on that date, all stock beneficially owned by officers and directors of the registrant and by beneficial owners of more than five percent of its stock, even though all such persons may not be affiliates as defined in SEC Rule 12b-2.

The Company has only one class of common stock, of which 830,500 shares were outstanding on March 2, 1998.

Parts I and II incorporate by reference information from the Annual Report to Shareholders for the year ended December 31, 1997. Part III incorporates by reference information from the Company's Proxy Statement dated February 18, 1998.

Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---

An exhibit index is located on page 15

                               AVOCA, INCORPORATED

                          Index to 10-KSB Annual Report


                                                                            PAGE
PART I

Item 1:          Description of Business                                     3-8
Item 2:          Description of Property                                     8-9
Item 3:          Legal Proceedings                                             9
Item 4:          Submission of Matters to a Vote of Security Holders           9


PART II

Item 5:          Market for Common Equity
                 and Related Stockholder Matters                              10
Item 6:          Management's Discussion and Analysis or Plan of
                 Operation                                                    10
Item 7:          Financial Statements                                         10
Item 8:          Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure                          10


PART III

Item 9:          Directors, Executive Officers, Promoters and
                 Control Persons; Compliance With Section 16(a)
                 of the Exchange Act                                       10-11
Item 10:         Executive Compensation                                       11
Item 11:         Security Ownership of Certain Beneficial Owners
                 and Management                                               11
Item 12:         Certain Relationships and Related Transactions               11
Item 13:         Exhibits and Reports on Form 8-K                          11-13





                               Page 2 of 15 Pages

                                     PART I

Item 1     Description of Business
------     -----------------------

           Avoca, Incorporated ("the Company") is a Louisiana corporation formed in 1931. It owns and manages approximately 16,000 acres comprising virtually all of Avoca Island, which is located about 90 miles west of New Orleans in St. Mary Parish, Louisiana, adjacent to and immediately southeast of Morgan City. The island, approximately two-thirds of which is under shallow water, is rural and virtually undeveloped except for exploration and development of its oil and gas resources.
           Avoca, Incorporated is a passive royalty company that derives most of its income from royalties, bonuses and delay rentals under oil and gas leases covering its Avoca Island acreage, as well as seismic permits and interest on its investments. The following table and accompanying lease map furnish information respecting mineral leases in effect for the year ended December 31, 1997.


                               Page 3 of 15 Pages




MINERAL INCOME


Year Ended December 31, 1997
                                                                                              Initial    Income Recognized in 1997
                                                            Date of                            Rental      Lease Bonus       Net
Lessee                         Operator                      Lease     Acreage   Expiration   Per Acre    or Delay Rental  Royalties
------------------------------------------------------------------------------------------------------------------------------------

Texaco, Inc.                   Texaco, Inc.                 5/17/63     41.900   Termination      $ 75       $     --       $    490
                                                                                 of production

Alliance Operating Company     Delta Operating Corporation  8/14/87    276.733   Termination      $200             --        157,419
                                                                                 of production

Capital Energy, Inc.           Black Gold Production        *1/2/96     45.029   Termination      $125             --         54,327
                               Company                                           of production
                                                                                 or 1/2/97 if
                                                                                 nonproducing

Burlington Resources Oil &     Burlington Resources Oil &   8/12/96    420.000   Termination      $110         46,200             --
Gas Company                    Gas Company                                       of production
                                                                                 or 8/12/99 if
                                                                                 nonproducing

Burlington Resources Oil &     Burlington Resources Oil &  12/12/97  2,100.000   Termination      $150        315,000             --
Gas Company                    Gas Company                                       of production
                                                                                 or 12/12/00 if
                                                                                 nonproducing

Burlington Resources Oil &     Burlington Resources Oil &  12/12/97  1,565.000   Termination      $150        234,750             --
Gas Company                    Gas Company                                       of production
                                                                                 or 12/12/00 if
                                                                                 nonproducing

                                                                                                             $595,950       $212,236
                                                                                                             ========       ========

*---This  lease  supersedes  a lease dated  January  19, 1960 with Cabot  Carbon
Corporation.



                               Page 4 of 15 Pages

                       [Map of Avoca Island appears here,
                    showing property of Avoca, Incorporated,
                       mineral leases and well locations]








                               Page 5 of 15 Pages

------     -----------------------

           At December 31, 1997, 4,448 acres of the Company's land were covered by oil and gas leases. Approximately 363 acres were held by production pursuant to leases (in favor of Texaco, Inc., Alliance Operating Company and Capital Energy, Inc.) providing for royalties ranging from 25% to 30%. The remaining 4,085 acres are covered by leases in favor of Burlington Resources Oil & Gas Company. The first lease, granted in 1996, stipulates a 21% royalty. The other two leases were granted in 1997 and stipulate a 22% royalty.
           In recent years, the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well in the Ramos Field has been the Company's largest producing well. Royalties from the Avoca No. 1, in which Avoca, Incorporated has a net revenue interest of approximately 19%, were responsible for approximately 94% of the Company's royalty income during 1995, 66% in 1996 and 74% in 1997. Production from the well was 245,165 thousand cubic feet (mcf) of gas and 3,604 barrels of condensate in 1997 as compared with 238,455 mcf of gas and 3,787 barrels of condensate in 1996, and 259,513 mcf and 4,158 barrels in 1995.
           The Intercoastal Shipyard No. 2 well, operated by Black Gold Production Company under the Capital Energy, Inc. lease dated January 2, 1996, ceased production on April 8, 1997. Workover operations have failed and the operator has advised the Company that the well is to be plugged and abandoned. The well, also located in the Ramos Field, produced 217,721 mcf of gas and 5,911 barrels of condensate during 1997, as compared with 883,498 mcf and 25,423 barrels in 1996.
           The Company's share of production from the Bateman Lake Field tract leased to Texaco, Inc. has been negligible in recent years.

                               Page 6 of 15 Pages

           In addition to information regarding prices, the following table shows the Company's share of gas produced (in terms of thousand cubic feet) and oil delivered (in terms of barrels) from the Ramos Field during the last three years.

           Company's Share                       Average Sales Price
           ---------------                       -------------------
   Year     Gas Volume     Oil Volume        Per mcf          Per bbl
   1995     50,501 mcf       809 bbls         $1.73            $18.00
   1996     82,228 mcf     1,770 bbls         $2.81            $21.66
   1997     56,537 mcf       941 bbls         $2.83            $20.84

         The Company granted two mineral leases in each of 1997 and 1996, as compared with no leases in 1995. Except for reworking operations, no drilling operations were conducted on Avoca Island during the three year period ended December 31, 1997.
           During 1997,  the Company's  granted two seismic  permits  covering a total of 915 acres. It also extended the term of another permit, granted in 1996, covering 7,535 acres. In 1996, three seismic permits (including the one extended in 1997) covering 17,938 total acres were granted. In the aggregate, the five permits cover virtually all of Avoca Island.
           Further information respecting oil and gas operations on the Company's property appears under the captions "Report to the Shareholders" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations"  on  pages  4  and  14  of  the  Company's  1997  Annual  Report  to
Shareholders, attached as an exhibit hereto and incorporated herein by reference. The Company's activities with respect to oil and gas are limited to the granting of leases, seismic permits and the collection of bonuses, delay rentals and landowner royalties thereunder. Accordingly, only limited information, furnished primarily by the Company's lessees, has been included with respect to oil and gas operations affecting the Company's lands. Complete information respecting these and

                               Page 7 of 15 Pages
related matters, such as proved reserves, is unavailable to the Company and cannot be obtained without unreasonable effort or expense.
           Wild game, bird hunting and non-commercial fishing rights on Avoca Island are leased to Avoca Duck Club and the possibility of a cattle lease is being considered.
           The Company has no employees but retains the services of three individuals as independent contractors. One acts as consultant to the Board of Directors and assists with the Company's day to day business affairs. The other two individuals maintain the Company's financial records and watch over the Company's lands, respectively.
           Additional information regarding the Company's business is included under Item 2 of this report, incorporated herein by reference.

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

                               Page 8 of 15 Pages

           Approximately one-third of the island, located along its northern and eastern perimeters, is dry ground. The remaining two-thirds is under shallow water. Avoca Island is rural, and its surface is virtually undeveloped.
           Over the years, preliminary studies and proposals have been made with regard to a bridge linking Avoca Island with the mainland. Nothing definite has resulted from these efforts but, with the Company's cooperation, a new feasibility study has recently been commissioned by local governmental authorities.
           A study conducted with the assistance of LSU's Cooperative Extension Service in 1991 indicates that aquaculture and tree farming are not economically feasible and that the island's suitability for farming is limited. The Company is continuing its search for ways to prudently develop Avoca Island for agricultural and commercial use. In addition to ongoing surface maintenance operations and its long standing lease of hunting and fishing rights to the Avoca Duck Club, the Company as lessor is experimenting with a cattle grazing operation covering approximately 3,200 acres on the northern and western parts of the island.
           Information respecting development of oil and gas resources on Avoca Island is provided under Item 1 of this report, incorporated herein by reference.

Item 3     Legal Proceedings
------     -----------------

           Not applicable.

Item 4     Submission of Matters to
------     a Vote of Security Holders
           --------------------------

           Not Applicable



                               Page 9 of 15 Pages

                                     PART II

Item 5     Market for Common Equity
------     and Related Stockholder Matters
           -------------------------------

           The information called for by this item appears under the caption "Stock Prices and Related Security Holder Matters" on page 15 of the Company's 1997 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 6     Management's Discussion and
------     Analysis or Plan of Operation
           -----------------------------

           The information called for by this item appears under the captions "Report to the Shareholders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 and 14, respectively, of the Company's 1997 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 7     Financial Statements
------     --------------------

           The information called for by this item appears on pages 5 through 13 of the Company's 1997 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 8     Changes In and Disagreements With
------     Accountants on Accounting and Financial Disclosure
           --------------------------------------------------

           Not applicable

                                    PART III

Item 9     Directors, Executive Officers,
------     Promoters and Control Persons; Compliance
           With Section 16(a) of the Exchange Act
           --------------------------------------

           The Company  has  two executive officers, both of whom are directors:
Edward  B.  Grimball,   President,   and  M.  Cleland  Powell,  III,  Secretary-
Treasurer. Information concerning such

                               Page 10 of 15 Pages
persons  and  the   Company's   other   directors  is  shown  under the  caption
"Number and Election of Directors" on pages 3 and 4 of the Company's Proxy Statement dated February 18, 1998, incorporated herein by reference.

Item 10       Executive Compensation
-------       ----------------------

              The information called for by this item appears under the caption "Information Concerning Management - Executive Compensation" on page 5 of the Company's Proxy Statement dated February 18, 1998, incorporated herein by reference.

Item 11       Security Ownership of Certain
-------       Beneficial Owners and Management
              --------------------------------

           The information called for by this item appears under the caption "Voting Securities" on pages 2 and 3, and under the caption "Number and Election of Directors" on pages 3 and 4, of the Company's Proxy Statement dated February 18, 1998, incorporated herein by reference.

Item 12       Certain Relationships
-------       and Related Transactions
              ------------------------

              The information called for by this item appears under the caption "Information Concerning Management - Certain Relationships" on page 5 of the Company's Proxy Statement dated February 18, 1998, incorporated herein by reference.

                                     PART IV

Item 13       Exhibits and Reports on Form 8-K
-------       --------------------------------

(a)1.         Financial Statements

              The following financial statements of Avoca, Incorporated, included in its 1997 Annual Report to Shareholders, are incorporated by reference in Part II, Item 7:
              Report of Ernst & Young LLP, Independent Auditors, dated January 15, 1998

                               Page 11 of 15 Pages

              Balance sheet - December 31, 1997

              Statements of Income - years ended
              December 31, 1997 and 1996

              Statements of Retained Earnings -
              years ended December 31, 1997 and 1996

              Statements of Cash Flows - years ended
              December 31, 1997 and 1996

              Notes to Financial Statements -
              December 31, 1997

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

              3.5       Copy of amendment to Charter, dated
                        September 15, 1981(2)

              3.6       Copy of amendment to Charter, dated
                        March 17, 1987(2)

              3.7       Copy of Composite Charter (as of
                        August 14, 1987)(2)

              4.0       Copy of specimen stock certificate(1)

              13        Annual Report to Shareholders for
                        the year ended December 31, 1997. Except for the information expressly specifically incorporated by reference in this Form 10-KSB, the annual report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed filed as part of the Form 10-KSB.

                               Page 12 of 15 Pages

              23        Consent of independent auditors

              27        Financial Data Schedule

(b)           Reports on Form 8-K

                        Registrant filed no reports on Form 8-K during the three months ended December 31, 1997.

------------------------------
(1)   Incorporated   by  reference  from   registrant's   Form  10  Registration
      Statement, filed with the Securities and Exchange Commission on April 29, 1980, Commission file number 0-9219.

(2) Incorporated by reference from registrant's Form 8 Report dated August 14, 1987, Commission file number 0-9219.

                               Page 13 of 15 Pages

                                   SIGNATURES

              Pursuant to the requirements of Section 13 of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avoca, Incorporated


By: /s/ Edward B. Grimball
   -------------------------------------
       Edward B. Grimball
       President and principal executive,
       financial and accounting officer

Date: March 17 , 1998
            --

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard W. Fox
--------------------------------
Richard W. Fox, Director
Date:  March 17, 1998
             --

/s/ Edward B. Grimball
--------------------------------
Edward B. Grimball, Director
Date:  March 17, 1997
             --

/s/ Peter V. Guarisco
--------------------------------
Peter V. Guarisco, Director
Date:  March 17, 1997
             --

/s/ Guy C. Lyman, Jr.
--------------------------------
Guy C. Lyman, Jr., Director
Date:  March 17, 1997
             --

/s/ M. Cleland Powell, III
--------------------------------
M. Cleland Powell, III, Director
Date:  March 17, 1997
             --


                               Page 14 of 15 Pages

                                  Exhibit Index


                                                               Sequentially
                                                                 Numbered
 Exhibit                 Description                               Page
 -------                 -----------                           ------------

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

   3.5            Copy of amendment to Charter, dated
                  September 15, 1981(2)

   3.6            Copy of amendment to Charter, dated
                  March 17, 1987(2)

   3.7            Copy of Composite Charter (as of
                  August 14, 1987)(2)

   4.0            Copy of specimen stock certificate(1)

    13 Annual Report to Shareholders for the year ended December 31, 1997. Except for the
                  information   expressly  specifically
                  incorporated by reference in this Form  10-KSB,
                  the annual report  is  provided  solely   for
                  the information of the Securities and Exchange Commission and is not to be deemed filed as part of the Form 10-KSB.

    23            Consent of independent auditors


    27            Financial Data Schedule


--------------------
(1) Incorporated   by   reference  from   registrant's   Form  10   Registration
Statement, filed with the Securities and Exchange Commission on April 29, 1980, Commission file number 0-9219.

(2) Incorporated by reference from registrant's Form 8 Report dated August 14, 1987, Commission file number 0-9219.

                               Page 15 of 15 Pages

                                                                      EXHIBIT 13



















   AVOCA                                            Annual Report
INCORPORATED                                        ----------------------------
                                                    1997

                            [Blank page appears here]

Description of Business

         Avoca, Incorporated owns and manages approximately 16,000 acres comprising virtually all of Avoca Island, which is located about 90 miles west of New Orleans in St. Mary Parish, Louisiana, adjacent to and immediately southeast of Morgan City. The island is rural and virtually undeveloped except for exploration and development of its oil and gas resources.

         Avoca, Incorporated is largely a passive royalty company which derives most of its income from royalties, bonuses and delay rentals under oil and gas leases covering its Avoca Island acreage.

Directors and Officers

Richard W. Fox, Director;
Investor, formerly Manager,
Sandy Run Farm L.L.C.;
prior thereto Vice President, FirstNBC
(Trust Investment Department)

Edward B. Grimball,
Director and President;
Chief Financial Officer and
Executive Vice President,
Whitney National Bank


Peter V. Guarisco, Director;
Chairman, Hellenic, Inc.

Guy C. Lyman, Jr., Director;
Attorney, Milling, Benson, Woodward,
Hillyer, Pierson & Miller, L.L.P.

M. Cleland Powell, III,
Director and Secretary-Treasurer;
Senior Vice President,
Whitney National Bank













                                 [Picture of cypress tree in lake appears here.]

                                                           AVOCA, Incorporated 3

Report to the Shareholders

Issued Preliminary to the Sixty-Sixth
Annual Meeting of Shareholders on March 17, 1998

Dear Shareholders:
         The Company enjoyed another commendable year in 1997. Despite a 7% decline in net royalties and a 41% decline in seismic permit fees, net income increased by 78%, from $423,651 in 1996 to $752,298 in 1997. The increase is primarily attributable to bonuses on two new oil, gas and mineral leases covering a total of 3,665 acres.
         Annual per share earnings were $.91 in 1997 as compared with $.51 in 1996. Dividends per share were raised from $.45 to $.75 in line with the Company's increased income.
         The Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well continued to produce during 1997 at approximately the same levels achieved in 1996. Gas and condensate prices were essentially unchanged from 1996. The Avoca No. 1, located in the Ramos Field, accounted for 74% of the Company's royalty income in 1997.
         The Intercoastal Shipyard No. 2 well, operated by Black Gold Production Company under the Capital Energy, Inc. lease dated January 2, 1996, ceased production on April 8, 1997. Recent attempts to restore production have failed, and the operator has advised the Company that the well is to be plugged and abandoned. The well, also located in the Ramos Field, was responsible for 26% of the Company's royalty income in 1997.
         Two new 3-D seismic permits, covering 915 acres in the aggregate were granted during the year. One of the permits includes an option to lease all or part (but not less than 298 acres) of the permitted acreage for mineral development.
         Management is continuing its efforts to prudently develop the surface of Avoca Island as well as its oil and gas resources. In addition to its long standing lease of hunting and fishing rights to the Avoca Duck Club, the Company is considering agricultural and commercial opportunities on the northern part of the island.
         The Company's operations and financial condition are further discussed on page 14 of this report and a complete list of mineral leases is shown inside the back cover.

                                                     Respectfully submitted,
                                                     /s/ Edward B. Grimball
                                                     Edward B. Grimball
                                                     President

February 6, 1998

4     AVOCA, Incorporated

Report of Ernst & Young LLP,
Independent Auditors


The Board of Directors
Avoca, Incorporated


         We have audited the accompanying balance sheet of Avoca, Incorporated as of December 31, 1997, and the related statements of income, retained earnings, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avoca, Incorporated at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                     /s/ Ernst & Young LLP

New Orleans, Louisiana
January 15, 1998



                                                           AVOCA, Incorporated 5

BALANCE SHEET
                                                                     December 31
                                                                            1997
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                      $   500,370
      Short-term investments                                           1,376,479
      Accounts receivable                                                 37,663
      Accrued interest receivable                                         31,630
      Prepaid expenses                                                     4,941
      Recoverable income taxes                                               206
                                                                     -----------
                                  TOTAL CURRENT ASSETS                 1,951,289

PROPERTY AND EQUIPMENT
      Land and land improvements                                         613,751
      Buildings                                                           57,450
                                                                     -----------
                                                                         671,201
      Less accumulated depreciation and depletion                        598,386
                                                                     -----------
                                                                          72,815

OTHER ASSETS
      Long-term investments                                              930,177
      Avoca Drainage Bonds, $415,000, in default --
           at nominal amount                                                   1
                                                                     -----------
                                                                     $ 2,954,282
                                                                     ===========






















6     AVOCA, Incorporated

                                                                     December 31
                                                                            1997
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITES
      Accounts payable and accrued expenses                          $    18,033
      Dividends payable                                                  622,875
                                                                     -----------
                             TOTAL CURRENT LIABILITIES                   640,908

DEFERRED INCOME TAXES                                                     13,395

SHAREHOLDERS' EQUITY
      Common stock, no par value -- authorized,
           issued and outstanding 830,500 shares
           (no change during the year)                                    94,483
      Retained earnings                                                2,205,496
                                                                     -----------
                            TOTAL SHAREHOLDERS' EQUITY                 2,299,979

                                                                     $ 2,954,282
                                                                     ===========






























                                        [Picture of christmas tree appears here]

See accompanying notes.

                                                           AVOCA, Incorporated 7



STATEMENTS OF INCOME

                                                                                       Year ended December 31,
                                                                                    1997                      1996
------------------------------------------------------------------------------------------------------------------

Revenue:
      Royalties                                                              $   218,521                 $ 234,289
         Less severance taxes                                                      6,285                     5,240
                                                                             -----------                 ---------
                                                                                 212,236                   229,049

      Lease bonuses and delay rentals                                            595,950                    84,075
      Lease option payments                                                       45,813                        --
      Seismic permit fees                                                        211,241                   356,830
      Pipeline rights-of-way                                                     138,772                        --
      Interest income                                                            126,356                   121,531
      Rental income                                                               27,800                    27,700
      Other                                                                        6,403                     8,309
                                                                             -----------                 ---------
                                                                               1,364,571                   827,494
Expenses:
      Attorney fees and expenses                                                  12,826                    18,093
      Auditing fees                                                               16,000                    15,000
      Bookkeeping and clerical services                                            6,000                     5,250
      Management fees                                                             46,000                    41,000
      Directors' fees                                                              5,000                     5,000
      Geological and engineering fees and expenses                                 6,451                    14,349
      Insurance                                                                   22,460                    23,366
      Office and miscellaneous expenses                                           24,421                    23,272
      Taxes, other than income taxes                                              22,272                    23,664
      Repairs and cleanup expenses                                                31,732                    11,126
                                                                             -----------                 ---------
                                                                                 193,162                   180,120
                                                                             -----------                 ---------

                                      INCOME BEFORE INCOME TAXES              $1,171,409                   647,374

Income taxes                                                                     419,111                   223,723
                                                                             -----------                 ---------

                                                      NET INCOME             $   752,298                 $ 423,651
                                                                             ===========                 =========

Earnings per share                                                           $       .91                 $     .51
                                                                             ===========                 =========

Dividends per share                                                          $       .75                 $     .45
                                                                             ===========                 =========













See accompanying notes.

8     AVOCA, Incorporated




                                                                                  STATEMENTS OF RETAINED EARNINGS



                                                                                           Year ended December 31,
                                                                                    1997                      1996
------------------------------------------------------------------------------------------------------------------
Retained Earnings:
      Balance at beginning of year                                           $ 2,076,073               $ 2,026,147

      Net income for the year                                                    752,298                   423,651
                                                                             -----------               -----------
                                                                               2,828,371                 2,449,798

      Cash dividends:
         1997 - $ .75 per share                                                  622,875                        --
         1996 - $ .45 per share                                                       --                   373,725
                                                                             -----------               -----------

                   BALANCE AT END OF YEAR                                    $ 2,205,496               $ 2,076,073
                                                                             ===========               ===========
































See accompanying notes.              [Picture of tractor in field appears here.]

                                                           AVOCA, Incorporated 9



STATEMENTS OF CASH FLOWS

                                                                                           Year ended December 31,
                                                                                       1997                   1996
--------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net income                                                                $     752,298          $     423,651
    Adjustments to reconcile net income to
       net cash provided by operating activities:
        Depreciation expense                                                          2,735                  2,735
        Deferred income taxes                                                          (507)                  (507)
        Change in operating assets and liabilities:
           Accounts receivable                                                        6,967                (29,181)
           Accrued interest receivable                                               (7,368)                 3,147
           Prepaid expenses                                                             202                    151
           Accounts payable and accrued expenses                                        927                 (8,402)
           Income taxes                                                              (9,427)               (27,603)
                                                                              --------------         --------------

                                             NET CASH PROVIDED BY
                                             OPERATING ACTIVITIES                   745,827                363,991

INVESTING ACTIVITIES
    Purchase of short-term investments                                             (509,709)            (1,008,097)
    Purchase of long-term investments                                            (1,255,150)              (639,169)
    Maturity of investments                                                       1,828,000              1,268,229
                                                                              --------------         --------------

                                            NET CASH PROVIDED BY
                                  (USED IN) INVESTING ACTIVITIES                     63,141               (379,037)

FINANCING ACTIVITIES
    Dividends paid                                                                 (373,725)              (124,575)
                                                                              --------------         --------------

                                                NET CASH USED IN
                                            FINANCING ACTIVITIES                   (373,725)              (124,575)
                                                                              --------------         --------------

                                          INCREASE (DECREASE) IN
                                       CASH AND CASH EQUIVALENTS                   (435,243)              (139,621)

Cash and cash equivalents at beginning of year                                       65,127                204,748
                                                                              --------------         --------------

                                       CASH AND CASH EQUIVALENTS
                                                  AT END OF YEAR              $     500,370          $      65,127
                                                                               ==============         ==============










See accompanying notes.

10     AVOCA, Incorporated

                                                   NOTES TO FINANCIAL STATEMENTS
December 31, 1997

NOTE A--Significant Accounting Policies

General: Avoca, Incorporated (the Company) owns and leases land, located in St. Mary Parish, Louisiana, to unaffiliated parties for oil and gas exploration. Income in the accompanying financial statements is primarily derived from lease bonuses, delay rentals, seismic permit fees, sale of rights-of-way and royalties received from oil and gas production related to these leases. Estimates of proved reserves related to the leases are not available.

Cash Equivalents:  Cash equivalents   consists of investments with a maturity of
three months or less from date of purchase.

Investments: Short-term investments consist of United States Government Treasury Bills and United States Government Treasury Notes with an original maturity of greater than three months but with maturity dates within one year from the balance sheet date.
         Long-term investments consist of United States Government Treasury Notes due in 1999.
         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost including accrued interest. At December 31, 1997 all short-term investments and long-term investments were classified as held-to-maturity. The fair value of the investments approximated the carrying value at December 31, 1997.

Property and Equipment: Land is carried at cost less amounts received for the sale of rights-of-way and similar servitudes. Land improvements and building are carried at cost and depreciated over their estimated useful life of 30 years.

Income Taxes:  The Company accounts for income taxes using the liability method.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE B--Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

                                                                     1997                1996
---------------------------------------------------------------------------------------------

Current
         Federal                                                 $370,259            $200,184
         State                                                     49,359              24,046
                                                                ---------           ---------
                                        TOTAL CURRENT             419,618             224,230
                                                                ---------           ---------

Deferred:
         Federal                                                     (443)               (453)
         State                                                        (64)                (54)
                                                                ----------          ----------
                                       TOTAL DEFERRED                (507)               (507)
                                                                ----------          ----------

                                                                $ 419,111           $ 223,723
                                                                ==========          ==========



The deferred income tax liability of $13,395 relates to a difference between the accounting and income tax basis of property and equipment.

The Company paid income taxes of $430,000 and $252,664 in 1997 and 1996, respectively.


                                                          AVOCA, Incorporated 11

B. Income Taxes (continued)

The reconciliations between the federal statutory income tax rate and the Company's effective income tax rate, based on income before income taxes and extraordinary item, for the years ended December 31 are as follows:




                                                                       1997                     1996
                                                               Amount        Rate        Amount       Rate
                                                              ---------------------------------------------
Tax expense based on federal statutory rate                   $398,279       34.0%      $220,107      34.0%
Statutory percentage depletion                                 (11,145)      (0.9)       (11,949)     (1.8)
State income taxes (net of federal income tax deduction)        49,380        4.2         24,045       3.7
Other                                                          (17,403)      (1.5)        (8,480)     (1.3)
                                                              ---------      -----      ---------     -----
                                            INCOME TAXES      $419,111       35.8%      $223,723      34.6%
                                                              =========      =====      =========     =====



























12     AVOCA, Incorporated

                                                              NOTES TO FINANCIAL
                                                          STATEMENTS (Continued)
NOTE C--Major Customers

The net royalties received from two independent oil and gas exploration companies accounted for 99% of total net royalties recorded for the years ended December 31, 1997 and 1996. Substantially all of the lease bonus and delay rental revenue in 1997 was the result of leases with one company. Lease option payments consisted of payments from one company for the year ended December 31, 1997. Seismic permit fees recognized in 1997 and 1996 are the result of permits with two oil and gas exploration companies and one seismic company, of which, one company accounted for 89% of the revenue in 1997. Pipeline rights-of-way revenue recognized in 1997 is the result of rights-of-way agreements with two companies.


NOTE D--Related Party Transactions

A member of the Board of Directors is of counsel with the law firm which serves as legal counsel for the Company. Fees paid to this law firm were $13,676 and $25,377 for the years ended December 31, 1997 and 1996, respectively.


NOTE E--Oil and Gas Quantities Produced

The following table reflects the Company's share of the oil and gas volumes produced from leases held under production during each of the last two years:

                                                           Production
                                                 -----------------------------
                                                    Oil                  Gas
                                                   (BBLs)               (MCFs)
                                                 -----------------------------

1997                                                 941                56,537
1996                                               1,770                82,228


NOTE F--Commitment

The Company has a lease with the Avoca Duck Club (the Club), an unrelated entity, to allow the members of the Club use of the island for the purpose of hunting wild game and birds, and for noncommercial fishing. The term of the lease commenced June 1, 1994 for a period of ten years with the Club having two ten-year options to extend the lease. Under the terms of the lease, the Club constructed a new building including a separate apartment for the exclusive use of the Company's caretaker of the island. This building replaced the building destroyed by fire in December 1992. During 1994, under the terms of the lease, the Company contributed $50,000, which represents the approximate cost to construct the apartment.

If the Company elects to exercise its unrestricted, unconditional and absolutely discretionary right to terminate the lease before the end of its term, the Company must reimburse the Club for its unamortized cost of the building (excluding the Company's cash contribution), based on straight-line depreciation over 30 years. Under the lease, the Club's unamortized cost of the building will be reduced over time to an ultimate reimbursable amount not less than $80,000.


NOTE G--Earnings Per Share

The Company adopted Financial Accounting Standards Board Statement No. 128, Earnings per Share, in 1997. The statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Due to the Company's simple capital structure, basic and diluted earnings per share are the same, and the adoption had no impact on current year or previously reported earnings per share amounts.















                                                [Picture of egret appears here.]


                                                          AVOCA, Incorporated 13

Management's Discussion and
Analysis of Financial Condition and
Results of Operations



Liquidity and Capital Resources
The Company's continued liquidity is evidenced by the fact that more than 95% of its assets, as measured by book value, are cash and cash equivalents, U.S. Government and U.S. Government agency securities. Current liabilities at year end were $640,908, including a $622,875 dividend declared in December 1997 but not paid until January 1998. The Company's business is largely passive and consequently all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees. Current financial resources and anticipated net income are expected to be adequate to meet cash requirements in the year ahead.

1997 As Compared to 1996
The Company enjoyed another commendable year in 1997. Revenue increased primarily because of two new oil, gas and mineral leases which netted the Company $549,750 in bonuses during the year. The new leases were granted to Burlington Resources Oil & Gas Co. under an option included in the 7,330 acre seismic permit it acquired from the Company in November of 1996. Burlington paid the Company an additional $45,813 to extend until March 15, 1998 its option to lease all or part (but not less than half) of the remaining 3,665 acres subject to the 1996 option. No revenues were received from this source in 1996.
         Royalty income net of severance taxes decreased $16,813 or approximately 7% in 1997 because the Intercoastal Shipyard No. 2 well ceased production on April 8, 1997. Prior thereto, the well produced 5,911 barrels of condensate and 217,721 Mcf of gas, compared to 25,473 barrels of condensate and 883,498 Mcf of gas in 1996. The operator, Black Gold Production Company, Inc., has advised the Company that the recent workover operations have failed, and the well is to be plugged and abandoned.
         The overall performance of the Delta Operating Company (formerly Alliance Operation Company) Avoca No. 1 well, which was responsible for approximately 74% of the Company's royalty income in 1997, improved slightly during the year. While condensate recoveries decreased from 3,787 barrels in 1996 to 3,604 barrels in 1997, total gas recoveries from the Avoca No. 1, in which the Company has a net revenue interest of approximately 19%, increased from 238,455 Mcf of 245,165 Mcf of gas during the same period. The operator has told the Company that the increase in gas production results from a successful chemical treatment to clean the producing formation near the wellbore in September of 1996.
         Revenue from seismic permit fees decreased by $145,589 or approximately 41% in 1997 because fewer acres were permitted for 3-D exploration than in 1996. The decrease would have been greater but for receipt of $188,375 from Texas Meridian Resources Exploration, Inc. to extend until November 30, 1997 the term of its 3-D seismic permit covering 7,535 acres and also to extend from January 10, 1998 until May 31, 1998 its option to lease all or part (but not less than 753 acres) of the permitted area.
         Two new gas and condensate transmission pipeline rights-of-way on Avoca Island contributed an additional $138,772 to revenue in 1997 (reflected in the income statement as pipeline rights-of-way). No rights-of-way were granted in 1996.
         Interest income on U.S. Government and U.S. Government agency securities increased $4,825 or approximately 4% due to the availability of more funds for investment.
         Overall expenses were $13,042 or approximately 7% higher in 1997 than in 1996. Increased auditing fees, bookkeeping and clerical services, management fees, office and miscellaneous expenses, and repairs and cleanup expenses were partially offset by reduced attorney fees, geological and engineering fees, insurance, and taxes other than income taxes. The $5,000 increase in management fees reflects an exceptional bonus paid to the Company's manager in recognition of commendable results achieved in 1996. The $20,606 increase in repairs and cleanup expenses is attributable to ongoing surface maintenance on the northern part of Avoca Island. The $5,267 decrease in attorney fees and $7,898 decrease in geological and engineering fees results from less need for such professional services.
         In comparison with 1996, income tax expense for 1997 increased by $195,388 as a result of an increase in taxable income.
         Income increased by $328,647 or 78% in comparison with 1996. Net income was $.91 per share in 1997 as compared to $.51 in 1996. In line with the Company's increased income, dividends increased from $.45 per share in 1996 to $.75 per share in 1997. Future dividends will be largely dependent on the amount of oil and gas related income received.
         Further information regarding the Company's financial condition and results of operations is contained in the President's message on page 4.


14     AVOCA, Incorporated

                                                        STOCK PRICES AND RELATED
                                                         SECURITY HOLDER MATTERS

As of January 6, 1998, there were approximately 780 holders of record of the Company's stock, which is traded in the over-the-counter market.
         The following table shows the range of high and low bid quotations for the Company's stock for each quarterly period during the last two years, as quoted by the National Quotation Bureau, Incorporated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions. The table also shows the amount and frequency of cash dividends declared by the Company during the same period.

Period               High           Low       Declared       Record Date   Date Paid     Amount
1997
  First Quarter     $15.00        $ 8.25
  Second Quarter     15.75         14.50
  Third Quarter      18.00         15.00
  Fourth Quarter     20.75         18.13       12-18-97         1-6-98      1-22-98       $.75

1996
  First Quarter     $ 6.75        $ 5.87
  Second Quarter      8.00          5.87
  Third Quarter       8.25          7.50
  Fourth Quarter      9.75          7.50       12-20-96         1-7-97      1-21-97       $.45

AVOCA
INCORPORATED
The Company will furnish without charge a copy of its 1997 Annual Report on Form 10-KSB to be filed with the Securities and Exchange Commission, including the financial statements and financial statement schedules thereto, to any record or beneficial owner of its Common Stock as of February 6, 1998. Requests for the report must be in writing addressed to Avoca, Incorporated, P.O. Box 61260, New Orleans, Louisiana 70161, Attention: M. Cleland Powell. If made by a person who was not a shareholder of record on February 6, 1998, the request must include a good faith representation that such person was a beneficial owner of Common Stock on that date. Copies of any exhibits to the Form 10-KSB will be furnished upon payment of $.20 per page plus postage to cover the cost of furnishing such copies.

                                                          AVOCA, Incorporated 15

                       [Map of Avoca Island appears here,
                    showing property of Avoca, Incorporated,
                       mineral leases and well locations]




MINERAL INCOME


Year Ended December 31, 1997
                                                                                              Initial    Income Recognized in 1997
                                                            Date of                            Rental      Lease Bonus       Net
Lessee                         Operator                      Lease     Acreage   Expiration   Per Acre    or Delay Rental  Royalties
------------------------------------------------------------------------------------------------------------------------------------

Texaco, Inc.                   Texaco, Inc.                 5/17/63     41.900   Termination      $ 75       $     --       $    490
                                                                                 of production

Alliance Operating Company     Delta Operating Corporation  8/14/87    276.733   Termination      $200             --        157,419
                                                                                 of production

Capital Energy, Inc.           Black Gold Production        *1/2/96     45.029   Termination      $125             --         54,327
                               Company                                           of production
                                                                                 or 1/2/97 if
                                                                                 nonproducing

Burlington Resources Oil &     Burlington Resources Oil &   8/12/96    420.000   Termination      $110         46,200             --
Gas Company                    Gas Company                                       of production
                                                                                 or 8/12/99 if
                                                                                 nonproducing

Burlington Resources Oil &     Burlington Resources Oil &  12/12/97  2,100.000   Termination      $150        315,000             --
Gas Company                    Gas Company                                       of production
                                                                                 or 12/12/00 if
                                                                                 nonproducing

Burlington Resources Oil &     Burlington Resources Oil &  12/12/97  1,565.000   Termination      $150        234,750             --
Gas Company                    Gas Company                                       of production
                                                                                 or 12/12/00 if
                                                                                 nonproducing

                                                                                                             $595,950       $212,236
                                                                                                             ========       ========

*---This  lease  supersedes  a lease dated  January  19, 1960 with Cabot  Carbon
Corporation.



                                                                      EXHIBIT 23

                         Consent of Independent Auditors


We consent to the incorporation by reference in this Annual Report (Form 10-KSB) of Avoca, Incorporated of our report dated January 15, 1998, included in the 1997 Annual Report to Shareholders of Avoca, Incorporated.

                                                     /s/ Ernst & Young LLP

New Orleans, Louisiana
January 15, 1998