Form 10QSB
period 1998-03-31
AVOCA INC
filed 1998-05-08
CIK 316537

May 8 1998







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-9219
                                                              ------------------

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-QSB for the period ended March 31, 1998.

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

                 For the quarterly period ended March 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  ------------------------
Commission file number 0-9219
                      ----------------------------------------------------------

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

                  P.O. Box 61260, New Orleans, Louisiana 70161
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (504) 552-4720
                  --------------------------------------------
                           (Issuer's telephone number)



                  --------------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report

Check   whether  the  issuer  (1)  filed  all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 830,500 shares on May 1, 1998
                                                 -------------------------------

Transitional Small Business Disclosure Former (check one);  Yes     No X
                                                               ---    ---

An exhibit index is located at page 12 of this report.
                                   ----

                               AVOCA, INCORPORATED
                               -------------------

                                    I N D E X
                                    ---------



                                                                        Page No.
                                                                        --------

Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - March 31, 1998                     4

                  Condensed Statements of Operations
                           Three Months Ended March 31, 1998
                           and 1997                                            5

                  Condensed Statements of Cash Flows
                           Three Months Ended March 31, 1998
                           and 1997                                            6

                  Notes to Condensed Financial Statements                      7

                  Management's Discussion and Analysis or
                  Plan of Operation                                          8-9

Part II.          Other Information
                  -----------------

                  Submission of Matters to a Vote of
                  Security Holders                                            10

                  Exhibits and Reports on Form 8-K                            10

                  Signature                                                   11

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                                 March 31, 1998



Assets
Current assets:
      Cash and cash equivalents                                                                                $     20,748
      Short-term investments                                                                                      1,179,874
      Accounts receivable                                                                                            21,299
      Accrued interest receivable                                                                                    34,819
      Prepaid expenses                                                                                                9,541
      Recoverable income taxes                                                                                          118
                                                                                                               ------------
Total current assets                                                                                              1,266,399

Property and equipment, less accumulated depreciation and depletion                                                  72,131

Other assets:
      Long-term investments                                                                                         971,305
      Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                                     1
                                                                                                               ------------
                                                                                                               $  2,309,836
                                                                                                               ============



Liabilities and shareholders' equity
Current liabilities:
      Accounts payable and accrued expenses                                                                    $     23,032

Deferred income taxes                                                                                                13,268

Shareholders' equity:
      Common stock, no par value -- authorized, issued and outstanding
           830,500 shares                                                                                            94,483
      Retained earnings                                                                                           2,179,053
                                                                                                               ------------
Total shareholders' equity                                                                                        2,273,536
                                                                                                               ------------
                                                                                                               $  2,309,836
                                                                                                               ============


See accompanying notes




                               Avoca, Incorporated

                 Condensed Statements of Operations (Unaudited)




                                                                                                   Three months ended
                                                                                                       March 31
                                                                                                1998                  1997
Revenue:                                                                                  ----------             ---------
      Royalties                                                                           $   32,588             $ 111,718
      Less severance taxes                                                                     1,302                 1,951
                                                                                          ----------             ---------
                                                                                              31,286               109,767
      Interest income                                                                         32,658                28,724
                                                                                          ----------             ---------
                                                                                              63,944               138,491


Expenses:
      Legal and accounting services                                                           10,841                 3,411
      Consultant fees                                                                         21,000                19,000
      Geological and engineering fees                                                          4,419                 2,586
      Insurance                                                                                5,637                 5,772
      Miscellaneous expenses                                                                  48,490                22,783
                                                                                          ----------             ---------
                                                                                              90,387                53,552
                                                                                          ----------             ---------

Income (loss) before income taxes                                                            (26,443)               84,939

Income tax benefit (expense)                                                                       -               (22,827)
Net income (loss)                                                                         $  (26,443)            $  62,112
                                                                                          ==========             =========

Net income (loss) per share                                                               $  (   .03)            $     .07
                                                                                          ==========             =========










See accompanying notes.



                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)




                                                                                                  Three months ended
                                                                                                       March 31
                                                                                                1998                  1997
                                                                                          ----------             ---------
Operating activities
Net income (loss)                                                                         $ ( 26,443)            $  62,112
Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
      Depreciation expense                                                                       684                   684
      Deferred taxes                                                                        (    127)             (    127)
      Changes in operating assets and liabilities:
        Operating assets                                                                       8,663              ( 32,944)
        Operating liabilities                                                                  4,999                 4,284
                                                                                          ----------             ---------
Net cash provided by (used in) operating activities                                         ( 12,224)               34,009

Investing activities
Maturity of investments                                                                      697,044               722,531
Purchase of investments                                                                     (541,567)             (382,561)
                                                                                          ----------             ---------
Net cash provided by investing activities                                                    155,477               339,970

Financing activities
Dividends paid                                                                              (622,875)             (373,725)
                                                                                          ----------             ---------
Net cash used in financing activities                                                       (622,875)             (373,725)
                                                                                          ----------             ---------

Increase (decrease) in cash and cash equivalents                                            (479,622)                  254
Cash and cash equivalents at beginning of period                                             500,370                65,127
                                                                                          ----------             ---------
Cash and cash equivalents at end of period                                                $   20,748             $  65,381
                                                                                          ==========             =========








See accompanying notes.

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                        Three months ended March 31, 1998



         1.  Basis of Accounting

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not included all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 1997.

         The Company considers its United States Government securities held with a maturity of three months or less when purchased to be cash equivalents.

      2.  Earnings Per Share

      The Company adopted FAS No. 128, Earnings Per Share, in the quarter ended December 31, 1997. The adoption had no impact on previously reported quarterly earnings per share amounts. Due to the Company's simple capital structure, basic and diluted earnings per share are the same.

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

                  The unaudited  statements  of operations  show that net income for the first quarter of 1998, as compared with the first quarter of 1997, decreased from $66,112 to a loss of $26,443. The principal reason for the loss was a substantial decrease in royalty income net of severance taxes.
                  As compared with the comparable period of 1997, royalty income net of severance taxes for the first quarter of 1998 decreased $78,481 primarily because of the absence of royalty income from the Intercoastal Shipyard No. 1 well. The well, which ceased production in April 1997, contributed $47,523 of royalty income during the first quarter of 1997.
                  The  decrease in net royalty  income is also  attributable  to significantly lower gas prices received by Delta Operating Company (formerly alliance Operating Corporation) and a slight decrease in gas production from the well during the first quarter of 1998. First quarter gas production from the Avoca No. 1 well was approximately 10% lower than production for the comparable period of 1997, and the average sales price of gas decreased from $3.55 per Mcf for the three months ended March 31, 1997 to $2.43 for the three months ended March 31, 1998.
                  Interest income on U.S.  Government and U.S. Government agency securities increased $3,934 or 14% because of higher interest rates and an increase in funds available for investment.
                  As compared with the first quarter of 1997, expenses increased
$36,835 or approximately 69%. Most of the $25,707 increase in miscellaneous expense is attributable to an increase in special remedial surface maintenance on the northern part of Avoca Island. The $7,430 increase in legal and accounting services resulted from the timing of legal services rendered for the first quarters of 1998 and 1997 and the increased need for legal services primarily related to mineral matters. Consultant fees increased $2,000 because of a larger bonus paid to the Company's manager in recognition of commendable results achieved in 1997. Geological and engineering fees increased $1,833 because of increased potential mineral activity related to these services during the first quarter of 1998.
                  The change in income tax  expense for the three  months  ended
March 31, 1998 resulted from a decrease in taxable income for the first quarter of 1998 as compared to the first quarter of 1997.
                  The  Company's  continued  liquidity is  evidenced by the fact that approximately 94% of its assets, as measured by book value, are cash and U.S. Government and U.S. Government agency securities.
                  In  addition  to  interest  income,  the  Company  customarily derives essentially all of its other income from the granting of oil, gas and mineral leases, the collection of bonuses, delay rentals and royalties thereunder, and the leasing of hunting rights. The Company's business is passive and all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees.

                           Part II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
                  The Company's Annual Meeting of Shareholders was held on March 17, 1998. Management's proposal to fix at five the number of directors to be elected for the ensuing year was approved by the following vote:

               For          Against          Abstain          Broker Nonvotes
             -------        -------          -------          ---------------
             664,264          -0-            19,951                 -0-

                  Messrs. Fox, Grimball, Guarisco, Lyman and Powell were elected directors for the ensuing year by the following vote:

                                                                      Withhold
                                                    For                 Vote            Broker Nonvotes
                                                  -------             --------          ---------------
                  Richard W. Fox                  666,551              17,664                 -0-
                  Edward B. Grimball              666,551              17,664                 -0-
                  Peter V. Guarisco               666,561              17,654                 -0-
                  Guy C. Lyman, Jr.               655,488              28,727                 -0-
                  M. Cleland Powell, III          666,551              17,664                 -0-


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



May 5, 1998                            /s/ Edward B. Grimball
--------------------------------       -----------------------------------------
                                       Edward B. Grimball
                                       President and Principal Financial Officer

                                  EXHIBIT INDEX


                                                               Sequentially
 Exhibit                                                         Numbered
 Number              Description                                   Page


     27             Financial Data Schedule