Form 10QSB
period 1998-06-30
AVOCA INC
filed 1998-08-13
CIK 316537

                                 August 12, 1998







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-9219
                                                              ------------------

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-QSB for the period ended June 30, 1998.

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

For the quarterly period ended     June 30, 1998
                              --------------------------------------------------


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

                  P.O. Box 61260, New Orleans, Louisiana 70161
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (504) 552-4720
                           --------------------------
                           (Issuer's telephone number)


                    -----------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                              -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 830,500 shares on July 31, 1998
                                          --------------------------------------

Transitional Small Business Disclosure Former (check one);  Yes        No  X
                                                               -----     -----

An exhibit index is located at page  12  of this report.
                                   ------

                               AVOCA, INCORPORATED
                               -------------------

                                    I N D E X
                                    ---------



                                                                        Page No.
                                                                        --------

Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - June 30, 1998                      4

                  Condensed Statements of Income
                           Three Months Ended June 30, 1998 and
                           1997 and Six Months Ended June 30, 1998
                           and 1997                                            5

                  Condensed Statements of Cash Flows
                           Six Months Ended June 30, 1998
                           and 1997                                            6

                  Notes to Condensed Financial Statements                      7

                  Management's Discussion and Analysis or
                  Plan of Operation                                         8-11

Part II.          Other Information
                  -----------------

                  Exhibits and Reports on Form 8-K                            11

                  Signature                                                   11

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                                  June 30, 1998


Assets
Current assets:
      Cash and cash equivalents                                                                                 $   225,003
      Short-term investments                                                                                      1,388,424
      Accounts receivable                                                                                            30,301
      Accrued interest receivable                                                                                    28,283
      Prepaid expenses                                                                                               15,173
                                                                                                                -----------
Total current assets                                                                                              1,687,184

Property and equipment, less accumulated depreciation and depletion                                                  71,447

Other assets:
      Long-term investments                                                                                         802,313
      Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                                     1
                                                                                                                -----------
                                                                                                                $ 2,560,945
                                                                                                                ===========


Liabilities and shareholders' equity Current liabilities:
      Accounts payable and accrued expenses                                                                     $     3,242
      Income taxes payable                                                                                           74,184
                                                                                                                -----------
Total current liabilities                                                                                            77,426

Deferred income taxes                                                                                                13,142

Shareholders' equity:
      Common stock, no par value -- authorized, issued and outstanding
           830,500 shares                                                                                            94,483
      Retained earnings                                                                                           2,375,894
                                                                                                                -----------
Total shareholders' equity                                                                                        2,470,377
                                                                                                                -----------
                                                                                                                $ 2,560,945
                                                                                                                ===========



See accompanying notes




                               Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)




                                                                Three months ended                           Six months ended
                                                                     June 30                                      June 30
                                                               1998                 1997                 1998                1997
                                                            -------              -------              -------             -------
Revenue:
    Royalties                                              $ 39,495             $ 18,935             $ 72,083            $ 130,653
    Less severance taxes                                      1,967                  416                3,269                2,367
                                                            -------              -------              -------             --------
                                                             37,528               18,519               68,814              128,286
    Lease bonuses and delay rentals                         222,918                   -               222,918                   -
    Seismic permits                                              -               211,241                   -               211,241
    Interest income                                          31,845               29,287               64,503               58,011
    Rental and other income                                  21,000               21,000               21,000               21,000
                                                            -------              -------             --------              -------
                                                            313,291              280,047              377,235              418,538


Expenses:
    Legal and accounting services                             4,583                8,613               15,424               12,024
    Consultant fees                                          10,747                9,000               31,747               28,000
    Geological and engineering fees                           4,241                1,289                8,661                3,875
    Insurance                                                 5,600                5,720               11,236               11,492
    Miscellaneous expenses                                   11,103                7,790               59,593               30,573
                                                            -------               ------             --------              -------
                                                             36,274               32,412              126,661               85,964
                                                            -------              -------             --------              -------

Income before income taxes                                  277,017              247,635              250,574              332,574

Income taxes                                                 80,176               51,061               80,176               73,888
                                                            -------              -------              -------              -------
Net income                                                $ 196,841            $ 196,574            $ 170,398            $ 258,686
                                                            =======              =======              =======              =======



Net income per share                                       $    .24             $    .24             $    .21             $    .31
                                                             ======               ======               ======               ======


See accompanying notes.




                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)




                                                                                                 Six months ended
                                                                                                     June 30
                                                                                                1998                  1997
                                                                                         ----------------------------------
Operating activities
Net income                                                                               $   170,398           $   258,686
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation expense                                                                     1,368                 1,368
      Deferred taxes                                                                      (      253)           (      253)
      Changes in operating assets and liabilities:
        Operating assets                                                                         683                 4,004
        Operating liabilities                                                                 59,393            (    3,918)
                                                                                         -----------           -----------
Net cash provided by operating activities                                                    231,589               259,887

Investing activities
Maturities of investments                                                                  1,276,682             1,236,947
Purchases of investments                                                                  (1,160,763)           (1,151,772)
                                                                                         -----------           -----------
Net cash provided by investing activities                                                    115,919                85,175

Financing activities
Dividends paid                                                                            (  622,875)           (  373,725)
                                                                                         -----------           -----------
Net cash used in financing activities                                                     (  622,875)           (  373,725)
                                                                                         -----------           -----------

Decrease in cash and cash equivalents                                                     (  275,367)           (   28,663)
Cash and cash equivalents at beginning of period                                             500,370                65,127
                                                                                         -----------           -----------
Cash and cash equivalents at end of period                                               $   225,003           $    36,464
                                                                                         ===========           ===========


See accompanying notes.

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                         Six months ended June 30, 1998



1.  Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 1997.

The Company considers its United States Government securities held with a maturity of three months or less when purchased to be cash equivalents.

2.  Earnings Per Share

The Company adopted FAS No. 128, Earnings Per Share, in the quarter ended December 31, 1997. The adoption has no impact on previously reported quarterly earnings per share amounts. Due to the Company's simple capital structure, basic and diluted earnings per share are the same.

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

                  The unaudited statements of income show that net income for the second quarter of 1998 was $196,841, virtually the same as net income for the comparable period of 1997.
                  As compared with the second quarter of 1997, royalty income net of severance taxes for the second quarter of 1998 increased $19,009 or approximately 103% primarily because the Avoca No. 1 well, which was responsible for most of the company's royalty income, was shut in from March 11, 1997 to April 29, 1997 for repairs to the purchaser's gas pipeline. The increase would have been greater than 103% but for income received during the second quarter of 1997 from the now defunct Intercoastal Shipyard No. 2 well. Production from the Avoca No. 1 well, which increased 172% in comparison with the second quarter of 1997, has been improved by a perforation acid wash treatment in early April, 1998. Second quarter results were also improved by a rise in the price of gas from $2.13 per Mcf for the three months ended June 30, 1997 to $2.44 per Mcf for the three months ended June 30, 1998.
                  No income was received from 3-D seismic permits in the second quarter of 1998 as compared with $211,241 received from this source during the comparable period of 1997. In the second quarter of 1997, the Company extended the term of a 3-D seismic permit granted in 1996 to Texas Meridian Resources Exploration, Inc. covering 7,535 acres on the southern part of the island. The permit included an option to lease all or part of the permitted acreage for mineral development. Texas Meridian exercised the option during the second quarter of 1998 and the Company received $222,918 in lease bonuses on two new oil, gas & mineral leases totaling 1,114.59 acres. No income from lease bonuses was received in the second quarter of 1997.

                  Interest income on U.S. Government and U.S. Government agency securities increased $2,558 or 9% because of higher interest rates and an increase in funds available for investment.
                  As  compared  with  the  second  quarter  of  1997,   expenses
increased $3,862 or approximately 12%. Increases in miscellaneous expenses (including $5,609 for special remedial surface maintenance), consultant fees, and geological & engineering fees were partially offset by decreases in insurance and in legal and accounting services which reflects a reduction in attorney's fees.
                  The change in income tax expense for the three months ended June 30, 1998 resulted from an increase in taxable income for the second quarter of 1998 as compared to the second quarter of 1997.
                  Total revenues for the six month period ended June 30, 1998 decreased $41,303 or approximately 10%. Revenues from royalties net of severance taxes during the first six months of 1998 decreased $59,472 or approximately 46%, primarily because of the absence of royalty income from the Intercoastal Shipyard No. 2 well. The well, which ceased production in April 1997, contributed $54,327 of royalty income during the first six months of 1997.
                  The above mentioned decrease in net income would have been greater were it not for the improved performance of the Delta Operating Company Avoca No. 1 well. Although the average sales price of gas decreased from $3.00 per Mcf for the six months ended June 30, 1997 to $2.43 per Mcf for the six months ended June 30, 1998, gas production from the Avoca No. 1 well was approximately 39% higher for the first six months of 1998 as compared with the comparable period of 1997.

                  No  income  was  received  from the  granting  of 3-D  seismic permits for the first six months of 1998 as compared with $211,241 received for the first six months of 1997.
                  Revenue from lease bonuses and delay rentals for the first six months of 1998 was $222,918. No income was received from this source for the comparable period of 1997. As explained above, the Company entered into two oil, gas & mineral leases with Texas Meridian Resources Exploration, Inc. in May of 1998.
                  Interest income on U.S.  Government and U.S. Government Agency securities for the six month period ended June 30, 1998 increased $6,492 or 11% because of higher interest rates and an increase in funds available for investment.
                  Expenses  for  the  six  month  period  ended  June  30,  1998 increased $40,697 or 47% as compared to the first six months of 1997. Most of the $29,020 increase in miscellaneous expense is attributable to the cost of special remedial surface maintenance on the northern part of the island. The $3,400 increase in legal and accounting services and the $4,786 increase in geological and engineering fees results primarily from increased mineral activity. The $3,747 increase in consulting fees results from a larger bonus paid to the company's general manager in recognition of commendable results achieved in 1997, as well as the hiring of a new part-time land manager.
                  The Company's continued liquidity  is evidenced  by  the  fact that approximately 94% of its assets, as measured by book value, are cash and U.S. Government and U.S. Government agency securities.
                  In  addition  to  interest  income,  the  Company  customarily derives essentially all of its other income from the granting of oil, gas and mineral leases, the collection of bonuses, delay rentals and royalties thereunder, and the leasing of hunting rights. The Company's business is passive and all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees.

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


                                       AVOCA, INCORPORATED
                                       -------------------
                                           Registrant


August 6, 1998                         /s/ Edward B. Grimall
----------------------------------     -----------------------------------------
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