Form 10QSB
period 1998-09-30
AVOCA INC
filed 1998-11-10
CIK 316537

                                November 12, 1998







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-9219
                                                              ------------------

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-QSB for the period ended September 30, 1998.

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

For the quarterly period ended  September 30, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  ------------------------

Commission file number 0-9219
                      --------

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


                  P.O. Box 61260, New Orleans, Louisiana 70161
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (504) 552-4720
                  ---------------------------------------------
                           (Issuer's telephone number)


                  ---------------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 830,500 shares on October 31, 1998
                                          --------------------------------------

Transitional Small Business Disclosure Format (check one);  Yes      No  X
                                                               -----   -----
An exhibit index is located on page  10  of this report.
                                   ------

                               AVOCA, INCORPORATED
                               -------------------

                                    I N D E X
                                    ---------



                                                                        Page No.
                                                                        --------

Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - September 30, 1998                 4

                  Condensed Statements of Income
                           Three Months Ended September 30, 1998
                           and 1997 and Nine Months Ended
                           September 30, 1998 and 1997                         5

                  Condensed Statements of Cash Flows
                           Nine Months Ended September 30, 1998
                           and 1997                                            6

                  Notes to Condensed Financial Statements                      7

                  Management's Discussion and Analysis or
                  Plan of Operation                                         8-10

Part II.          Other Information
                  -----------------

                  Exhibits and Reports on Form 8-K                         10-11

                  Signature                                                   11

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                               September 30, 1998



Assets
Current assets:
      Cash                                                                                                      $     6,151
      Short-term investments                                                                                      1,600,742
      Accounts receivable                                                                                            28,543
      Accrued interest receivable                                                                                    37,393
      Prepaid expenses                                                                                               10,061
                                                                                                                -----------
Total current assets                                                                                              1,682,890

Property and equipment, less accumulated depreciation and depletion                                                  70,763

Other assets:
      Long-term investments                                                                                         830,311
      Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                                     1
                                                                                                                -----------
                                                                                                                $ 2,583,965
                                                                                                                ===========


Liabilities and shareholders' equity
Current liabilities:
      Accounts payable and accrued expenses                                                                           4,596
      Income taxes payable                                                                                           37,035
                                                                                                                -----------
Total current liabilities                                                                                            41,631

Deferred income taxes                                                                                                13,015

Shareholders' equity:
      Common stock, no par value -- authorized, issued and outstanding
           830,500 shares                                                                                            94,483
      Retained earnings                                                                                           2,434,836
                                                                                                                -----------
Total shareholders' equity                                                                                        2,529,319
                                                                                                                -----------
                                                                                                                $ 2,583,965
                                                                                                                ===========


See accompanying notes




                               Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)



                                                                  Three months ended                        Nine months ended
                                                                     September 30                              September 30
                                                               1998                 1997                 1998                 1997
                                                           --------             --------            ---------            ---------
Revenue:
    Royalties                                              $ 40,164             $ 38,400            $ 112,247            $ 169,053
    Less severance taxes                                      1,949                1,953                5,218                4,320
                                                           --------             --------            ---------            ---------
                                                             38,215               36,447              107,029              164,733

    Lease bonuses and delay rentals                          46,200               46,200              269,118               46,200
    Seismic permits                                              -                    -                    -               211,241
    Interest income                                          34,567               33,529               99,070               91,540
    Rental and other income                                   6,916                3,484               27,916               24,484
                                                           --------             --------            ---------            ---------
                                                            125,898              119,660              503,133              538,198


Expenses:
    Legal and accounting services                             4,006                3,779               19,430               15,803
    Consultant fees                                          11,929                9,000               43,676               37,000
    Geological and engineering fees                           3,630                  641               12,291                4,516
    Insurance                                                 5,852                5,511               17,088               17,003
    Miscellaneous expenses                                    5,815                5,258               65,408               35,831
                                                           --------             --------            ---------            ---------
                                                             31,232               24,189              157,893              110,153
                                                           --------             --------            ---------            ---------

Income before income taxes                                   94,666               95,471              345,240              428,045

Income taxes                                                 35,724               66,811              115,900              140,699
                                                           --------             --------            ---------            ---------
Net income                                                 $ 58,942             $ 28,660            $ 229,340            $ 287,346
                                                           ========             ========            =========            =========




Net income per share                                       $    .07             $    .04            $     .28            $     .35
                                                           ========             ========            =========            =========





See accompanying notes.




                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)




                                                                                                 Nine months ended
                                                                                                    September 30
                                                                                               1998                  1997
                                                                                        ----------------------------------

Operating activities
Net income                                                                              $   229,340           $   287,346
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
      Depreciation expense                                                                    2,052                 2,051
      Deferred taxes                                                                     (      380)           (      380)
      Changes in operating assets and liabilities:
        Operating assets                                                                 (    1,557)           (   11,396)
        Operating liabilities                                                                23,598            (    3,576)
                                                                                        ------------           -----------
Net cash provided by operating activities                                                   253,053               274,045

Investing activities
Maturity of investments                                                                   1,616,624             1,493,776
Purchase of investments                                                                  (1,741,021)           (1,417,019)
                                                                                       -------------           -----------
Net cash provided by (used in) investing activities                                      (  124,397)               76,757

Financing activities
Dividends paid                                                                           (  622,875)           (  373,725)
                                                                                       -------------           -----------
Net cash used in financing activities                                                    (  622,875)           (  373,725)
                                                                                       -------------           -----------

Decrease in cash and cash equivalents                                                    (  494,219)           (   22,923)
Cash and cash equivalents at beginning of period                                            500,370                65,127
                                                                                       -------------           -----------
Cash and cash equivalents at end of period                                              $     6,151           $    42,204
                                                                                       =============          ============








See accompanying notes.

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                      Nine months ended September 30, 1998





1. Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10- KSB for the year ended December 31, 1997.

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

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

         The unaudited statements of income show that net income for the third quarter of 1998, as compared with the third quarter of 1997, increased from $28,660 to $58,942.
         As compared with the third quarter of 1997, royalty income net of severance taxes for the third quarter of 1998 increased $1,768 or approximately 5% because of higher gas production from the Avoca No. 1 well, which is responsible for most of the Company's royalty income. Although the average sales price of gas decreased from $2.37 per Mcf for the three months ended September 30, 1997 to $2.25 per Mcf for the three months ended September 30, 1998, gas production from the Avoca No. 1 well for the third quarter of 1998 was approximately 17% higher than the comparable period of 1997.
         Lease bonuses and delay rentals for the third quarter of 1998 remain unchanged from the comparable period of 1997.
         Interest income on U.S. Government and U.S. Government agency securities increased slightly because of higher interest rates and an increase in funds available for investment.
         Rental and other income doubled because a long standing annual surface lease was renewed early.
         As compared with the third quarter of 1997, expenses increased $7,043 or approximately 29%. The $2,929 increase in consultant fees is attributable to the hiring of a new part-time land manager. Geological and engineering fees increased $2,989 because of increased mineral activity during the third quarter of 1998.
         The change in income tax expense for the three months ended September 30, 1998 resulted from a slight decrease in taxable income for the third quarter of 1998 compared to the same period of 1997. In addition, the income tax expense for the three months ended September 30, 1997 reflected a revision in the Company's estimated effective tax rate for the year ended September 30, 1997.
         Total revenue for the nine month period ended September 30, 1998 declined $35,065 or approximately 7%. Revenues from royalties net of severance taxes during the first nine months of 1998 decreased $57,704 or approximately 35%, primarily because of the absence of royalty income from the Intercoastal Shipyard No. 2 well. The well, which ceased production in April 1997, contributed $54,327 of royalty income during the first nine months of 1997.
         The above mentioned decrease in net income would have been greater were it not for the improved performance of the Delta Operating Company Avoca No. 1 well. Although the average sales price of gas decreased from $2.79 per Mcf for the nine months ended September 30, 1997 to $2.37 per Mcf for the nine months ended September 30, 1998, gas production from the Avoca No. 1 well was approximately 30% higher than the comparable period of 1997.
         Revenue from lease bonuses and delay rentals for the first nine months of 1998 increased $222,918 or approximately 483% as compared to the first nine months of 1997. The increase results from two new oil and gas leases totaling
1,114.59 acres executed in the second quarter of 1998 with Texas Meridian Resources Exploration, Inc. No drilling operations were conducted on the island during the first nine months of 1998.
         Interest income on U.S. Government and U.S. Government Agency securities for the nine month period ended September 30, 1998 increased $7,530 or approximately 8% due to higher interest rates and an increase in funds available for investment.
         Rental and other income for the first nine months of 1998 increased $3,432 or approximately 14% over the comparable period of 1997 due to the early renewal of a surface lease.

         Expenses for the nine month period ended September 30, 1998 increased $47,740 or 43% as compared to the first nine months of 1997. The majority of the $29,577 increase in miscellaneous expense is attributable to the cost of special remedial surface maintenance on the northern part of Avoca island. The increase in legal and accounting services, principally legal, and the $7,775 increase in geological and engineering fees results primarily from the increased need for these services due to increased mineral activity. The $6,676 increase in consultant fees results from the hiring of a new part-time land manager and, to a lesser extent, from the larger bonus paid to the Company's general manager in recognition of commendable results achieved in 1997.
         The change in income tax expense for the nine month period ended September 30, 1998 resulted from a decrease in taxable income for the nine months ended September 30, 1998 as compared to the same period of 1997.
         The Company's continued liquidity is evidenced by the fact that approximately 94% of its assets, as measured by book value, are cash and U.S. Government and U.S. Government agency securities.
         In addition to interest income, the Company customarily derives essentially all of its other income from the granting of oil, gas and mineral leases, the collection of bonuses, delay rentals and royalties thereunder, and the leasing of hunting rights. The Company's business is passive and all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees.

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


                                       AVOCA, INCORPORATED
                                            Registrant


November 3, 1998                       /s/ Edward B. Grimball
------------------------------        -----------------------------------------
                                       Edward B. Grimball
                                       President and Principal Financial Officer