Form 10KSB
period 1998-12-31
AVOCA INC
filed 1999-03-24
CIK 316537

                                March 23, 1999







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-9219
                                                              ------------------

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-KSB for the period ended December 31, 1998.

                This filing is being effected by direct transmission to the Commission's EDGAR System.

                                               Sincerely,


                                               /s/ Guy C. Lyman, Jr.
                                               ---------------------------------
                                               Guy C. Lyman, Jr.
                                               Attorney at Law
                                               Milling Benson Woodward L.L.P.
                                               (504) 569-7160

GCL/kfl

                                 UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB

X /   Annual report pursuant to Section 13 or 15(d)  of  the Securities Exchange
---   Act of 1934 for the fiscal year ended December 31, 1998
                                          or
   /  Transition  report  pursuant  to  Section  13 or  15(d)  of the Securities
---   Exchange  Act of 1934 for the  transition  period  from        to
                                                             --------    -------

Commission file number 0-9219

                               AVOCA, INCORPORATED
                 (Name of small business issuer in its charter)

                     Louisiana                                  72-0590868
-----------------------------------------------------    -----------------------
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                  Identification Number

228 St. Charles Avenue, Suite 838, New Orleans, LA               70130
-----------------------------------------------------    -----------------------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number      (504) 552-4720
                             ------------------------

Securities registered under Section 12(b) of the Act:
               Title of each class                      Name of each exchange on
                                                             which registered
                          None                                    None
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
                              ---

State issuer's revenues for its most recent fiscal year.  $734,747
                                                        ----------

The aggregate market value of common stock held on March 1, 1999 by non-affiliates of the registrant was $5,487,563. Such value has been computed on the basis of the average bid and asked prices of the stock and by excluding, from the 830,500 shares outstanding on that date, all stock beneficially owned by officers and directors of the registrant and by beneficial owners of more than five percent of its stock, even though all such persons may not be affiliates as defined in SEC Rule 12b-2.

The Company has only one class of common stock, of which 830,500 shares were outstanding on March 1, 1999.

Parts I and II incorporate by reference information from the Annual Report to Shareholders for the year ended December 31, 1998. Part III incorporates by reference information from the Company's Proxy Statement dated February 18, 1999.

Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                               ---    ---

An exhibit index is located on page 15

                               AVOCA, INCORPORATED

                          Index to 10-KSB Annual Report



                                                                            PAGE
PART I                                                                      ----

Item 1:          Description of Business                                     3-8
Item 2:          Description of Property                                     8-9
Item 3:          Legal Proceedings                                             9
Item 4:          Submission of Matters to a Vote of Security Holders           9


PART II

Item 5:          Market for Common Equity
                 and Related Stockholder Matters                              10
Item 6:          Management's Discussion and Analysis or Plan of
                 Operation                                                    10
Item 7:          Financial Statements                                         10
Item 8:          Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure                       10-11


PART III

Item 9:          Directors, Executive Officers, Promoters and
                 Control Persons; Compliance With Section 16(a)
                 of the Exchange Act                                          11
Item 10:         Executive Compensation                                       11
Item 11:         Security Ownership of Certain Beneficial Owners
                 and Management                                               11
Item 12:         Certain Relationships and Related Transactions               12
Item 13:         Exhibits and Reports on Form 8-K                          12-13


                                                              Page 2 of 15 Pages

                                     PART I

Item 1     Description of Business
------     -----------------------

           Avoca, Incorporated ("the Company") is a Louisiana corporation formed in 1931. It owns and manages approximately 16,000 acres comprising virtually all of Avoca Island, which is located about 90 miles west of New Orleans in St. Mary Parish, Louisiana, adjacent to and immediately southeast of Morgan City. The island, approximately two-thirds of which is under shallow water, is rural and virtually undeveloped except for exploration and development of its oil and gas resources.
           Avoca, Incorporated is a passive royalty company that derives most of its income from royalties, bonuses and delay rentals under oil and gas leases covering its Avoca Island acreage, as well as seismic permits and interest on its investments. The following table and accompanying lease map furnish information respecting mineral leases in effect for the year ended December 31, 1998.

                                                              Page 3 of 15 Pages

MINERAL INCOME

------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998
                                                                                                           Income Recognized in 1998
                                                                                                 Initial   Lease Bonus
                                                               Date of                           Rental    or Delay
Lessee                          Operator                       Lease     Acreage  Expiration     Per Acre  Rental     Net Royalties
------------------------------------------------------------------------------------------------------------------------------------
Texaco, Inc.                    Texaco, Inc.                   5/17/63    41.900  Termination       $ 75   $     --        $    110
                                                                                  of production

Alliance Operating Company      Delta Operating Corporation    8/14/87   276.733  Termination       $200         --         135,991
                                                                                  of production

Burlington Resources Oil & Gas  Burlington Resources Oil       8/12/96   420.000  Termination       $110     46,200              --
Company                         & Gas Company                                     of production
                                                                                  or 8/12/99 if
                                                                                  nonproducing

Burlington Resources Oil & Gas  Burlington Resources Oil     12/12/97  1,050.000  Termination       $150    157,500              --
Company                         & Gas Company                                     of production
                                                                                  or 12/12/00 if
                                                                                  nonproducing

The Meridian Resource           The Meridian Resource         5/27/98    487.490  Termination       $200     97,498              --
& Exploration, Inc.*            & Exploration, Inc.*                              of production
                                                                                  or 5/27/01 if
                                                                                  nonproducing

The Meridian Resource           The Meridian Resource         5/27/98    627.100  Termination       $200    125,420              --
& Exploration, Inc.*            & Exploration, Inc.*                              of production
                                                                                  or 5/27/01 if
                                                                                  nonproducing

                                                                                                           $426,618        $136,101
                                                                                                           ========        ========

*---Formerly Texas Meridian Resources Exploration, Inc.

                                                              Page 4 of 15 Pages

                       [Map of Avoca Island appears here,
                    showing property of Avoca, Incorporated,
                       mineral leases and well locations]





                                                              Page 5 of 15 Pages

------     -----------------------------------

           At December 31, 1998, 2,903 acres of the Company's land were covered by oil and gas leases. Approximately 319 acres were held by production pursuant to leases (in favor of Texaco, Inc. and Alliance Operating Company) providing for royalties ranging from 25% to 30%. The remaining 2,584 acres are covered by leases in favor of Burlington Resources Oil and Gas Company and The Meridian Resource & Exploration, Inc. The first Burlington lease, granted in 1996, stipulates a 21% royalty and the second lease, granted in 1997, stipulates a 22% royalty. The two leases granted to The Meridian Resource & Exploration, Inc. stipulate a 25% royalty from the surface to 12,500 feet and 23% for all lower depths.
           In recent years, the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well in the Ramos Field has been the Company's largest producing well, Royalties from the Avoca No. 1, in which Avoca, Incorporated has a net revenue interest of approximately 19%, were responsible for approximately 66% of the Company's royalty income during 1996, 74% in 1997 and 99% in 1998. Production from the well was 311,345 thousand cubic feet (mcf) of gas and 4,206 barrels of condensate in 1998 as compared with 245,165 mcf of gas and 3,604 barrels of condensate in 1997, and 238,455 mcf and 3,787 barrels in 1996.
           The Intercoastal Shipyard No. 2 well, operated by Black Gold Production Company under the Capital Energy, Inc. lease dated January 2, 1996, ceased production on April 8, 1997 and has been plugged and abandoned. The well, also located in the Ramos Field contributed $54,327 of royalty income in 1997.
           The Company's share of production from the Bateman Lake Field tract leased to Texaco, Inc. has been negligible in recent years.

                                                              Page 6 of 15 Pages

           In addition to information regarding prices, the following table shows the Company's share of gas produced (in terms of thousand cubic feet) and oil delivered (in terms of barrels) from the Ramos Field during the last three years.
              Company's Share                         Average Sales Price
              ---------------                         -------------------
 Year     Gas Volume       Oil Volume             Per mcf             Per bbl
 1996     82,228 mcf       1,770 bbls              $2.81               $21.66
 1997     56,537 mcf         941 bbls              $2.83               $20.84
 1998     60,587 mcf         818 bbls              $2.28               $12.62

         The Company granted two mineral leases in each of the last three years. Except for reworking operations, no drilling operations were conducted on Avoca Island during the three year period ended December 31, 1998.
         Further information respecting oil and gas operations on the Company's property appears under the captions "Report to the Shareholders" and
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operations"  on  pages  4  and  14  of  the  Company's  1998  Annual  Report  to
Shareholders, attached as an exhibit hereto and incorporated herein by reference. The Company's activities with respect to oil and gas are limited to the granting of leases, seismic permits and the collection of bonuses, delay rentals and landowner royalties thereunder. Accordingly, only limited information, furnished primarily by the Company's lessees, has been included with respect to oil and gas operations affecting the Company's lands. Complete information respecting these and related matters, such as proved reserves, is unavailable to the Company and cannot be obtained without unreasonable effort or expense.

                                                              Page 7 of 15 Pages

         Wild game, bird hunting and non-commercial fishing rights on Avoca Island are leased to the Avoca Duck Club. A seven year cattle lease has recently been signed on 600 acres, which will minimize future expenditures toward land clearing and fence maintenance.
         The Company has no employees but retains the services of three individuals as independent contractors. One acts as consultant to the Board of Directors and assists with the Company's day to day business affairs. The other two individuals maintain the Company's financial records and watch over the Company's lands, respectively.
         Additional information regarding the Company's business is included under Item 2 of this report, incorporated herein by reference.

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

                                                              Page 8 of 15 Pages

         Over the years, preliminary studies and proposals have been made with regard to a bridge linking Avoca Island with the mainland but no definitive action has resulted from these efforts. With the Company's cooperation, a new feasibility study concerning industrial development of Avoca Island has recently been completed by the St. Mary Parish government and is being reviewed by the Company and others.
         A study conducted with the assistance of LSU's Cooperative Extension Service in 1991 indicates that aquaculture and tree farming are not economically feasible and that the island's suitability for farming is limited. The Company is continuing its search for ways to prudently develop Avoca Island for agricultural and commercial use. In addition to ongoing surface maintenance operations and its long standing lease of hunting and fishing rights to the Avoca Duck Club, the Company recently signed a cattle grazing lease covering approximately 600 acres on the northern and western parts of the island.
         Information respecting development of oil and gas resources on Avoca Island is provided under Item 1 of this report, incorporated herein by reference.

Item 3   Legal Proceedings
------   -----------------

         Not applicable.

Item 4   Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         Not Applicable


                                                              Page 9 of 15 Pages

                                     PART II

Item 5   Market for Common Equity and Related Stockholder Matters
------   --------------------------------------------------------

         The information called for by this item appears under the caption "Stock Prices and Related Security Holder Matters" on page 15 of the Company's 1998 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 6   Management's Discussion and Analysis or Plan of Operation
------   ---------------------------------------------------------

         The information called for by this item appears under the captions "Report to the Shareholders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 and 14, respectively, of the Company's 1998 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 7    Financial Statements
------    --------------------

         The information called for by this item appears on pages 5 through 13 of the Company's 1998 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 8    Changes In and Disagreements With
          Accountants on Accounting and Financial Disclosure
------    --------------------------------------------------

         The following information is included in the Form 8-K Report which the Company filed with the Securities and Exchange Commission on February 4, 1999. With the approval of the Company's Board of Directors and effective upon the filing of the Company's Form 10-KSB for the year ended December 31, 1998, Ernst & Young LLP has decided not to stand for reappointment as the Company's independent public accountants. There were no disagreements with Ernst & Young LLP and its reports have contained no adverse opinion, disclaimer of opinion or modification as to uncertainty, audit scope or accounting principles.

                                                             Page 10 of 15 Pages

         Effective March 16, 1999, Andersen LLP has been engaged to succeed Ernst & Young LLP as the Company's independent public accountants for 1999.

                                    PART III

Item 9    Directors, Executive Officers,
          Promoters and Control Persons; Compliance
          With Section 16(a) of the Exchange Act
------    -----------------------------------------

         The Company has two  executive  officers,  both of whom are  directors:
Richard W. Fox, President, and M. Cleland Powell, III, Secretary-Treasurer. Information concerning such persons and the Company's other directors is shown under the caption "Number and Election of Directors" on pages 3 and 4 of the Company's Proxy Statement dated February 18, 1999, incorporated herein by reference. The balance of the information called for by this item appears under the caption "Section 16A Beneficial Ownership Reporting Compliance" on page 5 of the Company's Proxy Statement dated February 18, 1999, incorporated herein by reference.

Item 10   Executive Compensation
-------   ----------------------

           The information called for by this item appears under the caption "Information Concerning Management - Executive Compensation" on page 5 of the Company's Proxy Statement dated February 18, 1999, incorporated herein by reference.

Item 11    Security Ownership of Certain Beneficial Owners and Management
-------    --------------------------------------------------------------

            The information called for by this item appears under the caption "Voting Securities" on pages 2 and 3, and under the caption "Number and Election of Directors" on pages 3 and 4, of the Company's Proxy Statement dated February 18, 1999, incorporated herein by reference.

                                                             Page 11 of 15 Pages

Item 12       Certain Relationships and Related Transactions
-------       ----------------------------------------------

              The information called for by this item appears under the caption "Information Concerning Management - Certain Relationships" on page 5 of the Company's Proxy Statement dated February 18, 1999, incorporated herein by reference.

                                     PART IV

Item 13       Exhibits and Reports on Form 8-K
-------       --------------------------------

(a)1.         Financial Statements

              The following financial statements of Avoca, Incorporated, included in its 1998 Annual Report to Shareholders, are incorporated by reference in Part II, Item 7:
              Report of Ernst & Young LLP, Independent Auditors, dated January 13, 1999

              Balance sheet - December 31, 1998

              Statements of Income - years ended
              December 31, 1998 and 1997

              Statements of Retained Earnings -
              years ended December 31, 1998 and 1997

              Statements of Cash Flows - years ended
              December 31, 1998 and 1997

              Notes to Financial Statements -
              December 31, 1998

(a)2.         Exhibits required by Item 601 of Regulation S-B:

              3.1       Copy of Composite Charter(1)

              3.2       Copy of Charter, dated October 21, 1931(1)

              3.3       Copy of amendment to Charter, dated
                        September 13, 1972(1)

              3.4       Copy of amendment to Charter, dated
                        May 30, 1975(1)

                                                             Page 12 of 15 Pages

              3.5       Copy of amendment to Charter, dated
                        September 15, 1981(2)

              3.6       Copy of amendment to Charter, dated
                        March 17, 1987(2)

              3.7       Copy of Composite Charter (as of
                        August 14, 1987)(2)

              4.0       Copy of specimen stock certificate(1)

              13        Annual Report to Shareholders for
                        the year ended December 31, 1998. Except for the information expressly specifically incorporated by reference in this Form 10-KSB, the annual report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed filed as part of the Form 10-KSB.

              23        Consent of independent auditors

              27        Financial Data Schedule

(b)           Reports on Form 8-K

                        A Form 8-K, dealing with a change in the Company's accountants, was filed on February 4, 1999.


--------------------------------------

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

Avoca, Incorporated

       /s/ Richard W. Fox
By:    ----------------------------------
       Richard W. Fox
       President and principal executive,
       financial and accounting officer

Date: March 16, 1999
      -----------------------------------

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert C. Baird, Jr.
--------------------------------
Robert C. Baird, Jr., Director

Date: March 16, 1999
      --------------------------

/s/ Richard W. Fox
--------------------------------
Richard W. Fox, Director

Date: March 16, 1999
      --------------------------

/s/ Guy C. Lyman, Jr.
--------------------------------
Guy C. Lyman, Jr., Director

Date: March 16, 1999
      --------------------------

/s/ M. Cleland Powell, III
--------------------------------
M. Cleland Powell, III, Director

Date: March 16, 1999
      --------------------------

/s/ J. Scott Tucker
--------------------------------
J. Scott Tucker, Director

Date: March 16, 1999
      --------------------------

                                                             Page 14 of 15 Pages

                                  Exhibit Index


                                                                  Sequentially
                                                                    Numbered
    Exhibit No.     Description                                       Page
    -----------     ---------------------------------------        ------------

        3.1         Copy of Composite Charter (1)

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

        3.5         Copy of amendment to Charter, dated
                    September 15, 1981(2)

        3.6         Copy of amendment to Charter, dated
                    March 17, 1987(2)

        3.7         Copy of Composite Charter (as of August
                    14, 1987)(2)

        4.0         Copy of specimen stock certificate(1)

        13 Annual Report to Shareholders for the year ended December 31, 1998. Except for the information expressly specifically incorporated by reference in this Form 10-KSB, the annual report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed filed as part of the Form 10-KSB.

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


                                                             Page 15 of 15 Pages

                                                                      EXHIBIT 13




















  AVOCA                                                            Annual Report
INCORPORATED                                                           1998

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

Directors and Officers

Robert C. Baird, Jr., Director;           M. Cleland Powell, III, Director
Executive Vice President,                 and Secretary-Treasurer;
Whitney National Bank                     Senior Vice President,
                                          Whitney National Bank
Richard W. Fox,
Director and President;
President, Fox Financial                  J. Scott Tucker; Director;
Consulting, Inc. and Manager,             President and Chief Executive Officer,
Longford Farm, L.L.C.                     Hellenic, Inc.

Guy C. Lyman, Jr., Director;
Attorney,
Milling, Benson, Woodward, L.L.P.









                                          [Picture of marsh scene appears here.]



                                                        AVOCA, Incorporated    3

Report to the Shareholders

Issued Preliminary to the Sixty-Seventh
Annual Meeting of Shareholders on March 16, 1999

Dear Shareholders:

         In 1998 average crude oil prices declined to their lowest levels since 1986. These declines negatively impacted the revenue and profits of oil operators, who have responded by reducing exploration and development expenditures. While the 1996-97 period brought renewed interest and 3-D seismic surveys for virtually the entire Island, recent events have resulted in a decrease in exploration budgets, which directly effects any near term prospects for further exploration.
         The Intercoastal Shipyard well ceased production in April 1997, contributing to a decline in royalty revenues. Lower prices paid for gas and condensate also contributed to the decline. The only producing well remaining on the Island, Delta Operating Corporation Avoca No. 1 well, experienced an increase in production during the year after a chemical perforation treatment. Because virtually the entire Island was permitted during the 1996-97 period for 3-D seismic work, there were no revenues from seismic permits during 1998. Similarly, the relocation of existing pipelines during 1997 was completed in early 1998, causing a decline in revenues from pipeline rights-of-way. Revenues from lease bonuses and delay rentals decreased, as Burlington Resources Oil & Gas Company elected to drop its lease of a 1,565 acre tract, and to pay only the minimum (one-half) of the delay rental due on its 2,100 acre lease. Partially offsetting this, two new leases covering a total of 1,114 acres were signed in 1998 with The Meridian Resource & Exploration Company.
         The Company continues to explore opportunities for use of the surface acreage of Avoca Island in addition to the current hunting and fishing lease with the Avoca Duck Club. We have recently signed a seven-year lease providing for a cattle operation on approximately 600 acres, which will minimize future expenditures toward land clearing and fence maintenance. We also continue to explore other surface development possibilities with local governmental bodies.
         In conclusion, although the oil and gas industry appears headed into another cycle of low prices, Avoca, Incorporated is poised well to face future challenges. Chemical treatment to our current producing well increased production, 3-D seismic data has been compiled, which may eventually result in new wells being drilled, and the expanded surface activity will result in lower land maintenance expenses.
         The Company's operations and financial condition are further discussed on page 14 of this report and a complete list of mineral leases is shown inside the back cover.

                                                         Respectfully submitted,


                                                         Richard W. Fox
                                                         President
February 5, 1999

4   Avoca, Incorporated

Report of Ernst & Young LLP,
Independent Auditors


The Board of Directors
Avoca, Incorporated


         We have audited the accompanying balance sheet of Avoca, Incorporated as of December 31, 1998, and the related statements of income, retained earnings, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avoca, Incorporated at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                              /s/ Ernst & Young LLP

New Orleans, Louisiana
January 13, 1999


                                                         AVOCA, Incorporated   5

BALANCE SHEET
                                                                     December 31
                                                                            1998
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                       $  315,376
      Short-term investments                                           1,662,334
      Accounts receivable                                                 21,589
      Accrued interest receivable                                         28,553
      Prepaid expenses                                                     6,568
                                                                     -----------
                                  TOTAL CURRENT ASSETS                 2,034,420

PROPERTY AND EQUIPMENT
      Land and land improvements                                         613,751
      Buildings and equipment                                             61,950
                                                                     -----------
                                                                         675,701
      Less accumulated depreciation and depletion                        601,121
                                                                     -----------
                                                                          74,580

OTHER ASSETS
      Long-term investments                                              549,664
      Avoca Drainage Bonds, $415,000, in default --
           at nominal amount                                                   1

                                                                      $2,658,665
                                                                     ===========



                     [Picture of U.S. Army Corps of Engineer locks appears here]


6   AVOCA, Incorporated

                                                                     December 31
                                                                            1998
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITES
      Accounts payable and accrued expenses                          $    16,165
      Dividends payable                                                  265,760
      Income taxes payable                                                 1,368
                                                                     -----------
                             TOTAL CURRENT LIABILITIES                   283,293

DEFERRED INCOME TAXES                                                     12,888

SHAREHOLDERS' EQUITY
      Common stock, no par value -- authorized, issued and
           outstanding 830,500 shares (no change during the year)         94,483
      Retained earnings                                                2,268,001
                                                                     -----------
                             TOTAL SHAREHOLDERS' EQUITY                2,362,484






                                                                     $ 2,658,665
                                                                     ===========









See accompanying notes.

                                                         AVOCA, Incorporated   7

STATEMENTS OF INCOME

                                                      Year ended December 31,

                                                         1998               1997
                                                  ------------------------------
Revenue:
      Royalties                                   $   142,733        $   218,521
         Less severance taxes                           6,632              6,285
                                                  -----------        -----------
                                                      136,101            212,236

      Lease bonuses and delay rentals                 426,618            595,950
      Lease option payments                                --             45,813
      Seismic permit fees                                  --            211,241
      Pipeline rights-of-way                            4,045            138,772
      Interest income                                 133,748            126,356
      Rental income                                    28,000             27,800
      Other                                             6,235              6,403
                                                  -----------        -----------
                                                      734,747          1,364,571
Expenses:
      Attorney fees and expenses                       16,361             12,826
      Auditing fees                                    16,000             16,000
      Bookkeeping and clerical services                 6,000              6,000
      Management fees                                  55,442             46,000
      Directors' fees                                   5,000              5,000
      Geological and engineering fees and expenses     17,491              6,451
      Insurance                                        22,991             22,460
      Office and miscellaneous expenses                30,137             24,421
      Taxes, other than income taxes                   22,243             22,272
      Repairs and cleanup expenses                     42,711             31,732
                                                  -----------        -----------
                                                      234,376            193,162

                      INCOME BEFORE INCOME TAXES  $   500,371        $ 1,171,409

Income taxes                                          172,106            419,111
                                                  -----------        -----------

                                      NET INCOME  $   328,265        $   752,298
                                                  ===========        ===========

Earnings per share (basic and diluted)            $       .40        $       .91
                                                  ===========        ===========

Dividends per share                               $       .32        $       .75
                                                  ===========        ===========


See accompanying notes.

8    AVOCA, Incorporated

                         STATEMENTS OF RETAINED EARNINGS



                                                      Year ended December 31,
                                                     1998                1997
--------------------------------------------------------------------------------

Retained Earnings:

      Balance at beginning of year                 $2,205,496         $2,076,073

      Net income for the year                         328,265            752,298
                                                   ----------         ----------
                                                    2,533,761          2,828,371

      Cash dividends:
         1998 - $ .32 per share                       265,760                 --
         1997 - $ .75 per share                            --            622,875
                                                   ----------         ----------

                   BALANCE AT END OF YEAR          $2,268,001         $2,205,496
                                                   ==========         ==========






See accompanying notes.
                       [Picture of equipment on gas well location appears here.]

                                                         AVOCA, Incorporated   9

STATEMENTS OF CASH FLOWS

                                                      Year ended December 31,

                                                     1998                1997
                                                  ------------------------------

OPERATING ACTIVITIES
    Net income                                      $   328,265    $    752,298
    Adjustments to reconcile net income to
       net cash provided by operating activities:
        Depreciation expense                              2,735           2,735
        Deferred income taxes                              (507)           (507)
        Change in operating assets and liabilities:
           Accounts receivable                           16,074           6,967
           Accrued interest receivable                    3,077          (7,368)
           Prepaid expenses                              (1,627)            202
           Accounts payable and accrued expenses         (1,868)            927
           Income taxes                                   1,574          (9,427)
                                                    ------------   -------------

                           NET CASH PROVIDED BY
                           OPERATING ACTIVITIES         347,723         745,827

INVESTING ACTIVITIES
    Purchase of short-term investments                 (909,085)       (509,709)
    Purchase of long-term investments                  (931,936)     (1,255,150)
    Maturity of investments                           1,935,679       1,828,000
    Purchase of equipment                                (4,500)             --
                                                     -----------     -----------

                            NET CASH PROVIDED BY
                            INVESTING ACTIVITIES         90,158          63,141

FINANCING ACTIVITIES
    Dividends paid                                     (622,875)       (373,725)
                                                     -----------     -----------

                            NET CASH USED IN
                            FINANCING ACTIVITIES       (622,875)       (373,725)
                                                     -----------     -----------

                            INCREASE (DECREASE) IN
                            CASH AND CASH EQUIVALENTS  (184,994)       (435,243)

Cash and cash equivalents at beginning of year          500,370          65,127
                                                     -----------     -----------

                             CASH AND CASH EQUIVALENTS
                             AT END OF YEAR          $  315,376      $  500,370
                                                     ==========      ===========

See accompanying notes.

10   AVOCA, Incorporated

                                                   NOTES TO FINANCIAL STATEMENTS

December 31, 1998

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

Investments: Short-term investments consist of United States Government Treasury Notes with an original maturity of greater than three months but with maturity dates within one year from the balance sheet date.
         Long-term investments consist of a United States Government Treasury Note due in 2000 and two United States Government agency securities due in 2001.
         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost including accrued interest. At December 31, 1998 all short-term investments and long-term investments were classified as held-to-maturity. The fair value of the investments approximated the carrying value at December 31, 1998.

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

NOTE B--Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

                                                     1998                  1997
--------------------------------------------------------------------------------

Current
         Federal                                 $172,368              $370,259
         State                                        245                49,359
                                                 --------              --------
                        TOTAL CURRENT             172,613               419,618
                                                 --------              --------

Deferred:
         Federal                                     (462)                 (443)
         State                                        (45)                  (64)
                                                 --------              --------
                        TOTAL DEFERRED               (507)                 (507)
                                                 --------              --------

                                                 $172,106              $419,111
                                                 ========              ========


The deferred income tax liability of $12,888 relates to a difference between the accounting and income tax basis of property and equipment.

The Company paid income taxes of $171,000 and $430,000 in 1998 and 1997, respectively.

                                                        AVOCA, Incorporated   11

The reconciliations between the federal statutory income tax rate and the Company's effective income tax rate, based on income before income taxes and extraordinary item, for the years ended December 31 are as follows:


                                                                       1998                      1997
                                                               Amount       Rate         Amount           Rate
                                                              -------------------------------------------------
Tax expense based on federal statutory rate                   $170,126      34.0%       $398,279          34.0%
Statutory percentage depletion                                  (7,279)     (1.5)        (11,145)         (0.9)
State income taxes (net of federal income tax deduction)        15,265       3.1          49,380           4.2
Other                                                           (6,006)     (5.2)        (17,403)         (1.5)
                                                              ---------     -----      ----------         -----

                                            INCOME TAXES      $172,106       30.4%      $419,111          35.8%
                                                              =========     =====      ==========         =====



12   AVOCA, Incorporated

                                                              NOTES TO FINANCIAL
                                                          STATEMENTS (Continued)

NOTE C--Major Customers

The net royalties received from one independent oil and gas exploration company accounted for virtually all of total net royalties recorded for the year ended December 31, 1998 compared to two independent oil and gas exploration companies comprising 99% of total net royalties recorded for the year ended December 31, 1997. Lease bonus and delay rental revenue in 1998 and 1997 was the result of leases with two and one company, respectively. Lease option payments consisted of payments from one company for the year ended December 31, 1997. Seismic permit fees recognized in 1997 are the result of permits with two oil and gas exploration companies and one seismic company, of which, one company accounted for 89% of the revenue in 1997. Pipeline rights-of-way revenue recognized in 1998 and 1997 resulted from rights-of-way agreements with one and two companies, respectively.


NOTE D--Related Party Transactions

A member of the Board of Directors is of counsel with the law firm which serves as legal counsel for the Company. Fees paid to this law firm were $15,111 and $13,676 for the years ended December 31, 1998 and 1997, respectively.


NOTE E--Oil and Gas Quantities Produced

The following table reflects the Company's share of the oil and gas volumes produced from leases held under production during each of the last two years:

                                                           Production
                                                  ----------------------------
                                                     Oil                 Gas
                                                    (BBLs)              (MCFs)
                                                  ----------------------------
1998                                                 818                60,587
1997                                                 941                56,537



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





                                       [Picture of old steam pump appears here.]

                                                        AVOCA, Incorporated   13

Management's Discussion and
Analysis of Financial Condition and
Results of Operations



Liquidity and Capital Resources
The Company's continued liquidity is evidenced by the fact that more than 95% of its assets, as measured by book value, are cash and cash equivalents, U.S. Government and U.S. Government agency securities. Current liabilities at year end were $283,293, including a $265,760 dividend declared in December 1998 but not paid until January 1999. The Company's business is largely passive and consequently all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees. Current financial resources and anticipated net income are expected to be adequate to meet cash requirements in the year ahead.

1998 As Compared to 1997
Revenues for 1998 decreased by $629,824 or approximately 46% largely because Burlington Resources Oil & Gas Company elected not to pay the $234,750 delay rental due December 12, 1998 on a 1,565 acre oil, gas and mineral lease and to pay only the minimum delay rental (equal to half of the $315,000 due) on a 2,100 acre lease. The decrease would have been greater but for receipt of $222,918 from The Meridian Resource & Exploration Company, Inc. (formerly Texas Meridian Resources Exploration, Inc.) for two new oil, gas and mineral leases. The new leases totaling 1,114 acres were granted under an option included in a 7,535 acre 3-D seismic permit acquired from the Company in 1996.
         No new 3-D seismic permits were granted in 1998 whereas $211,241 was received from this source in the prior year. Pipeline rights-of-way decreased $134,727 because only one minor permit was granted in 1998.
         Royalty income net of severance taxes decreased $76,135 or approximately 36% primarily because of the absence of royalty income from the Intercoastal Shipyard No. 2 well. The well, which ceased production on April 8, 1997, contributed $54,327 of royalty income in 1997.
         The overall performance of the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well, which was responsible for virtually all of the Company's royalty income in 1998, improved during the year. Total gas and condensate recoveries from the well (in which the Company has a net revenue interest of approximately 19%) increased from 245,165 Mcf of gas and 3,604 barrels of condensate in 1997 to 311,345 Mcf of gas and 4,206 barrels of condensate in 1998. The operator has told the Company that the increase in gas production results from a successful chemical treatment to clean the perforations and the producing formation near the wellbore in September of 1998. The average 1998 sales prices from the Delta No. 1 Avoca well were approximately $2.28 per Mcf of gas and $12.62 per barrel of condensate as compared to $2.89 per Mcf of gas and $20.22 per barrel of condensate in 1997.
         Interest income on U.S. Government and U.S. Government agency securities increased $7,392 or approximately 6% because of the availability of increased funds for investment.
         Overall expenses were $41,214 or approximately 21% higher in 1998 than in 1997. The $3,535 increase in attorney fees and the $11,039 increase in geological and engineering fees resulted primarily from the increased need for these services due to increased mineral activity. The $9,442 increase in consultant fees results from the hiring of a new part-time land manager and, to a lesser extent, from the larger bonus paid to the Company's general manger in recognition of commendable results achieved in 1997. The $5,717 increase in office and miscellaneous expenses resulted primarily from increased annual meeting expenses and expenses attributable to surface management. The $10,979 increase in repairs and cleanup expenses is attributable to ongoing surface maintenance on the northern part of Avoca Island.
         In comparison with 1997, income tax expense decreased $247,005 as a result of a decrease in taxable income.
         Net income was $.40 per share in 1998 as compared to $.91 per share in 1997. In line with the Company's decreased income, dividends decreased from $.75 per share in 1997 to $.32 per share in 1998. Future dividends will be largely dependent on the amount of oil and gas related income received.
         Further information regarding the Company's financial condition and results of operations is contained in the President's message on page 4.

14   AVOCA, Incorporated

STOCK PRICES AND RELATED
SECURITY HOLDER MATTERS

As of January 8 1999, there were approximately 756 holders of record of the Company's stock, which is traded in the over-the-counter market.
         The following table shows the range of high and low bid quotations for the Company's stock for each quarterly period during the last two years, as quoted by the National Quotation Bureau, Incorporated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions. The table also shows the amount and frequency of cash dividends declared by the Company during the same period.


Period               High      Low    Declared  Record Date   Date Paid   Amount

1998
  First Quarter     $19.75    $18.34
  Second Quarter     20.00     18.50
  Third Quarter      18.63     14.00
  Fourth Quarter     15.00     12.50   12-15-98   1-6-99      1-22-99      $.32

1997
  First Quarter     $15.00    $ 8.25
  Second Quarter     15.75     14.50
  Third Quarter      18.00     15.00
  Fourth Quarter     20.75     18.13   12-18-97   1-6-98      1-22-98      $.75


ACCOUNTANTS

With the approval of the Company's Board of Directors and effective upon the filing of the Company's Form 10-KSB for the year ended December 31, 1998, Ernst & Young LLP has decided not to stand for reappointment as the Company's independent public accountants. There were no disagreements with Ernst & Young, LLP and its reports have contained no adverse opinion, disclaimer of opinion or modification as to uncertainty, audit scope or accounting principles.
         It is anticipated that Arthur Andersen LLP will be asked to succeed Ernst & Young LLP as the Company's independent public accountants for 1999. Representatives of Arthur Andersen LLP and Ernst & Young LLP are expected to be present at the Annual Meeting and to be available to respond to appropriate questions. Each will have an opportunity to make a statement if he desires to do so.


AVOCA
INCORPORATED
The Company will furnish without charge a copy of its 1998 Annual Report on Form 10-KSB to be filed with the Securities and Exchange Commission, including the financial statements and financial statement schedules thereto, to any record or beneficial owner of its Common Stock as of February 5, 1998. Requests for the report must be in writing addressed to Avoca, Incorporated, 228 St. Charles Avenue, Suite 838, New Orleans, Louisiana 70130, Attention: M. Cleland Powell,
III. If made by a person who was not a shareholder of record on February 5, 1999, the request must include a good faith representation that such person was a beneficial owner of Common Stock on that date. Copies of any exhibits to the Form 10-KSB will be furnished upon payment of $.20 per page plus postage to cover the cost of furnishing such copies.

                                                        AVOCA, Incorporated   15

                       [Map of Avoca Island appears here,
                    showing property of Avoca, Incorporated,
                       mineral leases and well locations]



MINERAL INCOME


------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998


                                                                                               Initial    Income Recognized in 1998
                                                             Date of                           Rental     Lease Bonus         Net
Lessee                          Operator                     Lease      Acreage Expiration    Per Acre   or Delay Rental   Royalties
------------------------------------------------------------------------------------------------------------------------------------
Texaco, Inc.                    Texaco, Inc.                 5/17/63    41.900  Termination      $ 75      $    --       $    110
                                                                                of production

Alliance Operating Company      Delta Operating Corporation  8/14/87   276.733  Termination      $200           --        135,991
                                                                                of production

Burlington Resources Oil & Gas  Burlington Resources Oil     8/12/96   420.000  Termination      $110       46,200             --
Company                         & Gas Company                                   of production
                                                                                or 8/12/99 if
                                                                                nonproducing

Burlington Resources Oil & Gas  Burlington Resources Oil    12/12/97 1,050.000  Termination      $150      157,500             --
Company                         & Gas Company                                   of production
                                                                                or 12/12/00 if
                                                                                nonproducing

The Meridian Resource           The Meridian Resource       5/27/98    487.490  Termination      $200      97,498              --
& Exploration, Inc.*            & Exploration, Inc.*                            of production
                                                                                or 5/27/01 if
                                                                                nonproducing

The Meridian Resource           The Meridian Resource       5/27/98    627.100  Termination      $200     125,420              --
& Exploration, Inc.*            & Exploration, Inc.*                            of production
                                                                                or 5/27/01 if
                                                                                nonproducing
                                                                                                         --------        --------

                                                                                                         $426,618        $136,101
                                                                                                         ========        ========

*---Formerly Texas Meridian Resources Exploration, Inc.

                                                          AVOCA, Incorporated 17

                                                                      EXHIBIT 23

                         Consent of Independent Auditors


We consent to the incorporation by reference in this Annual Report (Form 10-KSB) of Avoca, Incorporated of our report dated January 13, 1999, included in the 1998 Annual Report to Shareholders of Avoca, Incorporated.


                                                     /s/ Ernst & Young LLP


New Orleans, Louisiana
March 15, 1999