Form 10QSB
period 1999-03-31
AVOCA INC
filed 1999-05-07
CIK 316537

                                May 7, 1999







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-9219
                                                              ------------------

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-QSB for the period ended March 31, 1999.

                This filing is being effected by direct transmission to the Commission's EDGAR System.

                                               Sincerely,


                                               /s/ Robert C. Baird, Jr.
                                               ---------------------------------
                                               Robert C. Baird, Jr.
                                               President and Principal
                                               Financial Officer
                                               (504) 599-3069

RCB/drm

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1999
                              --------------------------------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------------

Commission file number 0-9219
                      ----------------------------------------------------------

                               AVOCA, INCORPORATED
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Louisiana                                  72-0590868
 ---------------------------------                 ------------------
   (State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)                 Identification No.)

         228 St. Charles Avenue, Suite 838, New Orleans, Louisiana 70130
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 830,500 shares on May 1, 1999
                                                 -------------------------------

Transitional Small Business Disclosure Former (check one);  Yes      No  X
                                                               -----   -----

An exhibit index is located at page  13  of this report.
                                   ------

                               AVOCA, INCORPORATED
                               -------------------

                                    I N D E X
                                    ---------



                                                                        Page No.
                                                                        --------

Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - March 31, 1999                     4

                  Condensed Statements of Operations
                           Three Months Ended March 31, 1999
                           and 1998                                            5

                  Condensed Statements of Cash Flows
                           Three Months Ended March 31, 1999
                           and 1998                                            6

                  Notes to Condensed Financial Statements                      7

                  Management's Discussion and Analysis or
                  Plan of Operation                                         8-10

Part II.          Other Information
                  -----------------

                  Submission of Matters to a Vote of
                  Security Holders                                            11

                  Exhibits and Reports on Form 8-K                            11

                  Signature                                                   12

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                                 March 31, 1999



Assets
Current assets:
   Cash                                                            $      39,730
   Short-term investments                                              1,501,836
      Accounts receivable                                                 22,363
      Accrued interest receivable                                         30,678
      Prepaid expenses                                                    10,751
                                                                   -------------
Total current assets                                                   1,605,358

Property and equipment, less accumulated depreciation and depletion       74,265

Other assets:
      Long-term investments                                              714,664
      Avoca Drainage Bonds, $415,000, in default -- at nominal amount          1
                                                                   -------------
                                                                   $   2,394,288
                                                                   =============



Liabilities and shareholders' equity
Current liabilities:
      Accounts payable                                             $      14,030
      Income taxes payable                                                   620
                                                                   -------------
Total current liabilities                                                 14,650

Deferred income taxes                                                     12,761

Shareholders' equity:
      Common stock, no par value -- authorized, issued and outstanding
           830,500 shares                                                 94,483
      Retained earnings                                                2,272,394
                                                                   -------------
Total shareholders' equity                                             2,366,877
                                                                   -------------
                                                                   $   2,394,288
                                                                   =============

See accompanying notes




                               Avoca, Incorporated

                 Condensed Statements of Operations (Unaudited)




                                                                                                 Three months ended
                                                                                                      March 31
                                                                                              1999                  1998
                                                                                          ----------            ----------
Revenue:
      Royalties                                                                           $   39,341            $   32,588
      Less severance taxes                                                                     2,233                 1,302
                                                                                          ----------            ----------
                                                                                              37,108                31,286
      Interest income                                                                         31,808                32,658
                                                                                          ----------            ----------
                                                                                              68,916                63,944


Expenses:
      Legal and accounting services                                                           10,212                10,841
      Consultant fees                                                                         19,400                21,000
      Geological and engineering fees                                                          1,933                 4,419
      Insurance                                                                                6,285                 5,637
      Miscellaneous expenses                                                                  24,869                48,490
                                                                                          ----------            ----------
                                                                                              62,699                90,387
                                                                                          ----------            ----------


Income (loss) before income taxes                                                              6,217               (26,443)

Income taxes                                                                                   1,824                     -
                                                                                          ----------            ----------
Net income (loss)                                                                         $    4,393            $  (26,443)
                                                                                          ==========            ==========


Net income (loss) per share                                                               $      .01            $     (.03)
                                                                                          ==========            ==========










See accompanying notes.




                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)




                                                                                                 Three months ended
                                                                                                       March 31
                                                                                               1999                 1998
                                                                                           ----------          ------------

Net income (loss)                                                                        $     4,393           $ (  26,443)
Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
      Depreciation expense                                                                       940                   684
      Deferred taxes                                                                      (      127)            (     127)
      Changes in operating assets and liabilities:
        Operating assets                                                                  (    7,082)                8,663
        Operating liabilities                                                             (    2,883)                4,999
                                                                                         -----------           -----------
Net cash used in operating activities                                                     (    4,759)            (  12,224)

Investing activities
Purchase of investments                                                                   (  165,000)            ( 541,567)
Maturity of investments                                                                      160,498               697,044
Purchase of equipment                                                                     (      625)                   -
                                                                                         -----------           -----------
Net cash provided by (used in) investing activities                                       (    5,127)              155,477

Financing activities
Dividends paid                                                                            (  265,760)            ( 622,875)
                                                                                         -----------           -----------
Net cash used in financing activities                                                     (  265,760)            ( 622,875)
                                                                                         -----------           -----------

Decrease in cash and cash equivalents                                                     (  275,646)            ( 479,622)
Cash and cash equivalents at beginning of period                                             315,376               500,370
                                                                                         -----------           -----------
Cash at end of period                                                                    $    39,730           $    20,748
                                                                                         ===========           ===========



See accompanying notes.


                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                        Three months ended March 31, 1999



         1.  Basis of Accounting

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 1998.

         The Company considers its United States Government securities held with a maturity of three months or less when purchased to be cash equivalents.

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

         The unaudited condensed statements of operations reflect that net income for the first quarter of 1999 was $4,393, as compared with a loss of $26,443 for the first quarter of 1998.
         Total revenues, net of severance taxes, rose from $63,944 to $68,916 due to a 19% increase in royalty income from the Avoca No. 1 well. Since the second quarter of 1997, the well has been responsible for virtually all of the Company's royalty income. Although the average sales price of gas decreased from $2.43 per Mcf for the three months ended March 31, 1998 to $2.02 per Mcf for the three months ended March 31, 1999, gas production from the Avoca No. 1 well for the first quarter of 1999 was approximately 24% higher than the comparable period of 1998. The operator has informed the Company that the increase in gas production results from a successful chemical treatment to clean the perforations and the producing formation near the well bore in September of 1998.
         The Meridian Resource & Exploration Company, Inc. recently drilled a deep gas well (Meridian Resources-Thibodaux No. 1 well) in the Ramos Field, across Bayou Chene just north of the eastern end of Avoca Island. According to the operator, the well encountered three objective sands and found all three productive of gas. The Operc B Sand from 17,704' to 17,828' has 79' of net gas sand by measured depth. The Operc 3 Sand from 18,309' to 18,372' has 29' of net gas sand by measured depth. The Operc 5 Sand from 19,128' to 19,192' has 48' of net gas sand by electric log measurements. The participation of Avoca, Incorporated in this unit has not formally been determined.
         Interest income, derived from U.S. Government and U.S. Government agency securities, decreased slightly because of lower interest rates.

         As compared with the first quarter of 1998, total expenses decreased $27,688 or approximately 31%. Reduced remedial maintenance operations on the northern part of Avoca Island resulted in a $23,621 decrease in miscellaneous expenses. Geological and engineering fees were reduced by $2,486 because of a decreased need for these services during the first qurter of 1999. The $1,600 decrease in consultant fees results from the smaller bonus paid to the Company's general manager in recognition of results achieved in 1998, which partially offset fees paid to the Company's new part-time land manager.
         The change in income tax expense for the three months ended March 31, 1999 resulted from an increase in taxable income for the first quarter of 1999 as compared to the first quarter of 1998.
         The Company's continued liquidity is evidenced by the fact that approximately 94% of its assets, as measured by book value, are cash and U.S. Government and U.S. Government agency securities.
         In addition to interest income and the leasing of hunting rights, the Company customarily derives essentially all of its other income from bonuses, delay rentals and royalties under oil, gas and mineral leases of its Avoca Island acreage. The Company's business is passive and all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees.
         The Company has completed its assessment of the potential impact that the Year 2000 (Y2K) issue may have with respect to its operations and financial position. The Company is largely a passive royalty company, which derives most of its income from royalties, bonus and delay rentals under oil and gas leases covering its Avoca Island acreage.

         One independent oil and gas company represents the source of substantially all of the Company's royalty income. Management of Avoca, Incorporated has been informed by this company that the Y2K issue would not have a significant impact on their respective oil and gas operations.
         The Company deals with a limited number of vendors who are primarily geologists, engineers, attorneys and accountants. Services provided by the Company's primary vendors are not expected to be significantly disrupted by the Y2K issue.
         Due to the nature of the Company's operations, the volume of accounting transactions is limited and the Company's accounting records are maintained through manual input to a non-complex financial accounting software application that is Y2K compliant. The Company has not incurred and does not expect to incur any significant costs with respect to Y2K issues.
         Companies, including Avoca, Incorporated, cannot make Y2K compliance certifications because the ability of any organization's systems (and the systems of other outside organizations) to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, the organization. While there can be no assurance that the Company will not be materially adversely affected by Y2K problems, the Company believes that it has adequately addressed the risks associated with the Y2K issue.

                           Part II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on March 16, 1999. Management's proposal to fix at five the number of directors to be elected for the ensuing year was approved by the following vote:

              For          Against          Abstain          Broker Nonvotes
            -------        -------          -------          ---------------
            666,579          65              2,466                 -0-

          Messrs. Baird, Fox, Lyman, Powell and Tucker were elected directors for the ensuing year by the following vote:

                                          Withhold
                                For         Vote          Broker Nonvotes
                              -------     --------        ---------------
 Robert C. Baird, Jr.         668,368       742                 -0-
 Richard W. Fox               668,388       722                 -0-
 Guy C. Lyman, Jr.            668,368       742                 -0-
 M. Cleland Powell, III       668,368       742                 -0-
 J. Scott Tucker              668,388       722                 -0-


Item 6 - Exhibits and Reports on Form 8-K

                  (a)      Exhibits required by Item 601 of Regulation S-B:

                  Exhibit 27 - Financial Data Schedule.

                  (b)      Reports on Form 8-K

                  Reports on Form 8-K:

                  Two reports were filed during the quarter for which this report is filed. The first, dated February 4, 1999, dealt with the decision of Ernst & Young LLP not to stand for reappointment as the Company's independent accountants. The second, dated March 23, 1999, dealt with engagement of Arthur Andersen LLP as the Company's independent accountants for 1999.

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 AVOCA, INCORPORATED
                                                 -------------------
                                                      Registrant


May 3, 1999                                      /s/ Robert C. Baird, Jr.
------------------------------                   -------------------------------
                                                 Robert C. Baird, Jr.
                                                 President and Principal
                                                 Financial Officer

                                  EXHIBIT INDEX


                                                               Sequentially
 Exhibit                                                         Numbered
 Number          Description                                       Page


  27             Financial Data Schedule