Form 10QSB
period 1999-06-30
AVOCA INC
filed 1999-08-10
CIK 316537

                                 August 10, 1999







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-9219
                                                              ------------------

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-QSB for the period ended June 30, 1999.

                This filing is being effected by direct transmission to the Commission's EDGAR System.

                                               Sincerely,


                                               /s/ Robert C. Baird, Jr.
                                               ---------------------------------
                                               Robert C. Baird, Jr.
                                               Executive Vice President &
                                               Principal Financial Officer
                                               (504) 599-3069

RCB/drm

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1999
                              --------------------------------------------------

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

         228 St. Charles Avenue, Suite 838, New Orleans, Louisiana 70130
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (504) 552-4720
         ----------------------------------------------------------------
                           (Issuer's telephone number)


         -----------------------------------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 830,500 shares on July 31, 1999
                                           -------------------------------------

Transitional Small Business Disclosure Former (check one);  Yes        No  X
                                                               -----     -----
An exhibit index is located at page  13  of this report.
                                   ------

                               AVOCA, INCORPORATED
                               -------------------

                                    I N D E X
                                    ---------



                                                                        Page No.
                                                                        --------
Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - June 30, 1999                      4

                  Condensed Statements of Income
                           Three Months Ended June 30, 1999
                           and 1998 and Six Months Ended
                           June 30, 1999 and 1998                              5

                  Condensed Statements of Cash Flows
                           Six Months Ended June 30, 1999
                           and 1998                                            6

                  Notes to Condensed Financial Statements                      7

                  Management's Discussion and Analysis or
                  Plan of Operation                                         8-12

Part II.          Other Information
                  -----------------

                  Exhibits and Reports on Form 8-K                            12

                  Signature                                                   12

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                                  June 30, 1999


Assets
Current assets:
      Cash                                                                              $     43,163
      Short-term investments                                                               1,132,844
      Accounts receivable                                                                     22,505
      Accrued interest receivable                                                             27,192
      Prepaid expenses                                                                         6,637
                                                                                        ------------
Total current assets                                                                       1,232,341

Property and equipment, less accumulated depreciation and depletion                           73,325

Other assets:
      Long-term investments                                                                1,253,180
      Avoca Drainage Bonds, $415,000, in default -- at nominal amount                              1
                                                                                        ------------
                                                                                        $  2,558,847
                                                                                        ============


Liabilities and shareholders' equity
Current liabilities:
      Accounts payable and accrued expenses                                             $      3,116
      Income taxes payable                                                                    31,950
                                                                                        ------------
Total current liabilities                                                                     35,066

Deferred income taxes                                                                         12,635

Shareholders' equity:
      Common stock, no par value -- authorized, issued and outstanding
           830,500 shares                                                                     94,483
      Retained earnings                                                                    2,416,663
                                                                                        ------------
Total shareholders' equity                                                                 2,511,146
                                                                                        ------------
                                                                                        $  2,558,847
                                                                                        ============


See accompanying notes




                               Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)




                                                                Three months ended                         Six months ended
                                                                     June 30                                    June 30
                                                               1999                 1998                 1999                1998
                                                          ---------            ---------            ---------            ---------
Revenue:
    Royalties                                             $  32,771            $  39,495            $  72,112            $  72,083
    Less severance taxes                                      1,459                1,967                3,692                3,269
                                                          ---------            ---------            ---------            ---------
                                                             31,312               37,528               68,420               68,814
    Lease bonuses and delay rentals                          81,345              222,918               81,345              222,918
    Lease option payments                                    79,938                   -                79,938                   -
    Interest income                                          31,299               31,845               63,107               64,503
    Rental and other income                                  23,583               21,000               23,583               21,000
                                                          ---------            ---------            ---------            ---------
                                                            247,477              313,291              316,393              377,235


Expenses:
    Legal and accounting services                             6,902                4,583               17,114               15,424
    Consultant fees                                          11,188               10,747               30,588               31,747
    Geological and engineering fees                           4,315                4,241                6,248                8,661
    Insurance                                                 6,309                5,600               12,594               11,236
    Miscellaneous expenses                                    6,790               11,103               31,659               59,593
                                                          ---------            ---------            ---------            ---------
                                                             35,504               36,274               98,203              126,661
                                                          ---------            ---------            ---------            ---------

Income before income taxes                                  211,973              277,017              218,190              250,574

Income taxes                                                 67,704               80,176               69,528               80,176
                                                          ---------            ---------            ---------            ---------
Net income                                                $ 144,269            $ 196,841            $ 148,662            $ 170,398
                                                          =========            =========            =========            =========



Net income per share                                      $     .17            $     .24             $    .18             $    .21
                                                          =========            =========             ========             ========





See accompanying notes.




                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)




                                                                                                   Six months ended
                                                                                                        June 30
                                                                                                1999                  1998
                                                                                           -------------------------------
Operating activities
Net income                                                                                 $ 148,662            $  170,398
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
      Depreciation expense                                                                     1,880                 1,368
      Deferred taxes                                                                            (253)                 (253)
      Changes in operating assets and liabilities:
        Operating assets                                                                         376                   683
        Operating liabilities                                                                 17,533                59,393
                                                                                           ---------            ----------
Net cash provided by operating activities                                                    168,198               231,589

Investing activities
Maturity of investments                                                                      729,427             1,276,682
Purchase of investments                                                                     (903,453)           (1,160,763)
Purchase of equipment                                                                           (625)                    -
                                                                                           ---------            ----------
Net cash provided by (used in) investing activities                                         (174,651)              115,919

Financing activities
Dividends paid                                                                              (265,760)             (622,875)
                                                                                           ---------            ----------
Net cash used in financing activities                                                       (265,760)             (622,875)
                                                                                           ---------            ----------

Decrease in cash and cash equivalents                                                       (272,213)             (275,367)
Cash and cash equivalents at beginning of period                                             315,376               500,370
                                                                                           ---------            ----------
Cash and cash equivalents at end of period                                                 $  43,163            $  225,003
                                                                                           =========            ==========








See accompanying notes.

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                         Six months ended June 30, 1999


1. Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 1998.

The Company considers its United States Government securities held with a maturity of three months or less when purchased to be cash equivalents. The Company's United States Government obligations which do not meet this criteria are included in, and represent substantially all of, the short-term and long-term investment balances.

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

         The unaudited condensed statements of income show that net income for the second quarter of 1999 as compared with the second quarter of 1998 decreased from $196,841 to $144,269.
         Royalty income net of severance tax decreased from $37,528 to $31,312 or approximately 17% because of a decrease in royalty income from the Delta Operating Company Avoca No. 1 well. Since the second quarter of 1997, the well has been responsible for virtually all of the Company's royalty income. The decrease resulted from a 14% decline in the average sales price of gas, from $2.44 per Mcf for the three months ended June 30, 1998 to $2.09 per Mcf for the three months ended June 30, 1999. Gas production from the Avoca No. 1 well was approximately 7% higher than production during the comparable period of 1998.
         The principal reason for the decrease in net income was the $141,573 decrease in lease bonuses and delay rentals in the second quarter of 1999 as compared to the second quarter of 1998. The decline resulted from the election by The Meridian Resource & Exploration Company, Inc. not to pay the $125,420 annual delay rental due under its May 27, 1998 lease covering 627.10 acres on the southwest part of the island. Meridian Resource paid a reduced Pugh Clause rental under its lease, also dated May 27, 1998, covering 487.46 acres on the northeast part of the island. The Pugh Clause rental (amounting to $81,345) resulted from the recent completion of a deep gas well (Meridian Resources - Thibodaux No. 1 well) in the Ramos Field, across Bayou Chene just north of the eastern end of Avoca Island.
         The Thibodaux No. 1 well was placed on production on June 15, 1999 from the Operc 5 Sand. Avoca, Incorporated's participation in the unit has not formally been determined. Meridian Resource commenced drilling the C. M. Thibodaux No. 2 well on May 14, 1999 to produce from the higher Operc B Sand. On June 25, while running casing to complete the well, a blowout occurred. After safely venting natural gas for twelve hours, lightning set the well on fire. The No. 2 well continued to burn until July 3, when the well completely "bridged over" and the flame went out. The drill site has been cleared of debris in order to cap the No. 2 well in anticipation of resumption of production from the No. 1 well. Salt water flows from the No. 2 well have delayed production from the No. 1 well. Meridian Resource has spudded the Thibodaux No. 3 well 2,500 feet east of the present location as a relief well for the No. 2 well. The drilling contractor estimates it will take 45 days to reach 18,000 feet.
         Lease option payments of $79,938 in the second quarter of 1999 resulted from the granting of two new oil, gas and mineral lease options. The first option, covering 1,459.30 acres on the northwest part of the island, allows McRae Exploration & Production, Inc. to lease all or part (not less than 729.65 acres) on or before December 20, 1999. The second option, covering 2,893 acres on the southwest part of the island, allows Kevin Caliva & Associates, Inc. to lease all or part (not less than 964.33 acres) on or before August 26, 1999. There were no lease option payments received during the second quarter of 1998.
         Interest income on U. S. Government and U. S. Government agency securities decreased slightly due to lower interest rates.
         Rental income increased $2,583 due to a CPI adjustment of the annual rental in the Company's surface lease to the Avoca Duck Club.
         As compared with the second quarter of 1998, total expenses remained virtually the same. The $4,313 decrease in miscellaneous expenses offset slight increases in legal and accounting, consulting, geological and engineering and insurance.

         The change in income tax expense for the three months ended June 30, 1999 resulted from a decrease in taxable income for the second quarter of 1999 as compared to the second quarter of 1998.
         Total revenue for the six month period ended June 30, 1999 decreased $60,842 or approximately 16%. The decrease results from a substantial drop in lease bonuses and delay rentals partially offset by lease option payments as previously discussed above.
         Royalties net of severance taxes for the first six months of 1999 were virtually unchanged from the comparable period in 1998. Average natural gas prices were 14% lower, but volume was 15% higher for the six month period.
         Interest income on U. S. Government and U. S. Government agency securities decreased $1,396 for the six month period because of lower interest rates.
         Rental income for the six months ending June 30, 1999 increased $2,583 because of a CPI adjustment under the Avoca Duck Club surface lease.
         Expenses for the six months ended June 30, 1999 decreased $28,458 or approximately 22%. Reduced remedial maintenance operations on the northern part of Avoca Island resulted in a $27,934 decrease in miscellaneous expenses although legal and accounting services expenses increased by $1,690. Geological and engineering fees were reduced by $2,413 because of a decrease in a need for engineering services. The $1,159 decrease in consultant fees resulted from a smaller bonus paid to the Company's general manager in recognition of results achieved in 1998, which partially offset fees paid to the Company's new land manager.
         The change in income tax expenses for the six months ended June 30, 1999 resulted from a decrease in taxable income for the first six months of 1999 as compared to the like period of 1998.

         The Company's continued liquidity is evidenced by the fact that approximately 95% of its assets, as measured by book value, are cash and U.S. Government and U.S. Government agency securities.
         In addition to interest income and the leasing of hunting rights, the Company customarily derives essentially all of its other income from bonuses, delay rentals and royalties under oil, gas and mineral leases of its Avoca Island acreage. The Company's business is passive and all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees.
         The Company has completed its assessment of the potential impact that the Year 2000 (Y2K) issue may have with respect to its operations and financial position. Due to the nature of the Company's operations, the volume of accounting transactions is limited and the Company's accounting records are maintained through manual input to a non-complex financial accounting software application that is Y2K compliant. The Company has not incurred and does not expect to incur any significant costs with respect to Y2K issues.
         One independent oil and gas company represents the source of substantially all of the Company's royalty income. Management of Avoca, Incorporated has been informed by this company that the Y2K issue would not have a significant impact on its respective oil and gas operations.
         The Company deals with a limited number of vendors who are primarily geologists, engineers, attorneys and accountants. Services provided by the Company's primary vendors are not expected to be significantly disrupted by the Y2K issue.
         Companies, including Avoca, Incorporated, cannot make Y2K Compliance certifications because the ability of any organization's systems (and the systems of other outside organizations) to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, the organization. While there can be no assurance that the Company will not be materially adversely affected by Y2K problems, the Company believes that it has adequately addressed the risks associated with the Y2K issue.

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



                                       AVOCA, INCORPORATED
                                       -------------------
                                            Registrant



August 5, 1999                         /s/ Robert C. Baird, Jr.
-----------------------------          -----------------------------------------
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