Form 10QSB
period 1999-09-30
AVOCA INC
filed 1999-11-08
CIK 316537

                                 November 8, 1999







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-9219
                                                              ------------------

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-QSB for the period ended September 30, 1999.

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

For the quarterly period ended  September 30, 1999
                              --------------------------------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                              -----    -----

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   830,500 shares on October 31, 1999
                                          --------------------------------------

Transitional Small Business Disclosure Format (check one);  Yes      No  X
                                                               -----   -----

An exhibit index is located at page 14 of this report.

                               AVOCA, INCORPORATED

                                    I N D E X




                                                                        Page No.

Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - September 30, 1999                 4

                  Condensed Statements of Income
                           Three Months Ended September 30, 1999
                           and 1998 and Nine Months Ended
                           September 30, 1999 and 1998                         5

                  Condensed Statements of Cash Flows
                           Nine Months Ended September 30, 1999
                           and 1998                                            6

                  Notes to Condensed Financial Statements                      7

                  Management's Discussion and Analysis or
                  Plan of Operation                                         8-12

Part II.          Other Information
                  -----------------

                  Exhibits and Reports on Form 8-K                            12

                  Signature                                                   13

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements

                                               Avoca, Incorporated

                                       Condensed Balance Sheet (Unaudited)

                                                September 30, 1999



Assets
Current assets:
     Cash                                                                                               $   52,233
     Short-term investments                                                                                929,771
     Accounts receivable                                                                                    38,512
     Accrued interest receivable                                                                            35,074
     Prepaid expenses                                                                                       14,296
                                                                                                        ----------
Total current assets                                                                                     1,069,886

Property and equipment, less accumulated depreciation and depletion                                         72,385

Other assets:
     Long-term investments                                                                               1,653,180
     Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                             1
                                                                                                        ----------
                                                                                                        $2,795,452
                                                                                                        ==========


Liabilities and shareholders' equity

Current liabilities:

     Accounts payable and accrued expenses                                                              $    5,340
     Income taxes payable                                                                                   30,611
                                                                                                        ----------
Total current liabilities                                                                                   35,951

Deferred income taxes                                                                                       12,508

Shareholders' equity:
     Common stock, no par value -- authorized, issued and outstanding
          830,500 shares                                                                                    94,483
     Retained earnings                                                                                   2,652,510
                                                                                                        ----------
Total shareholders' equity                                                                               2,746,993
                                                                                                        ----------
                                                                                                        $2,795,452
                                                                                                        ==========

See accompanying notes



                               Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)



                                                               Three months ended                    Nine months ended
                                                                 September 30                          September 30
                                                             1999               1998              1999               1998
                                                         ----------------------------------------------------------------
Revenue:
   Royalties                                             $ 52,832           $ 40,164          $124,944           $112,247
   Less severance taxes                                     3,050              1,949             6,742              5,218
                                                         --------           --------          --------           --------
                                                           49,782             38,215           118,202            107,029

   Lease bonuses and delay rentals                        327,510             46,200           408,855            269,118
   Lease option payments                                        -                  -            79,938                  -
   Interest income                                         33,581             34,567            96,688             99,070
   Rental and other income                                  3,145              6,916            26,728             27,916
                                                         --------           --------          --------           --------
                                                          414,018            125,898           730,411            503,133

Expenses:
   Legal and accounting services                            2,442              4,006            19,556             19,430
   Consultant fees                                         10,894             11,929            43,482             43,676
   Geological and engineering fees                          2,216              3,630             6,464             12,291
   Insurance                                                6,192              5,852            18,786             17,088
   Miscellaneous expenses                                  17,893              5,815            49,552             65,408
                                                         --------           --------          --------           --------
                                                           39,637             31,232           137,840            157,893

Income before income taxes                                374,381             94,666           592,571            345,240

Income taxes                                              138,534             35,724           208,062            115,900
                                                         --------           --------          --------           --------

Net income                                               $235,847           $ 58,942          $384,509           $229,340
                                                         ========           ========          ========           ========


Net income per share                                       $ 0.28             $ 0.07            $ 0.46             $ 0.28
                                                         ========           ========          ========           ========

See accompanying notes



                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)



                                                                                              Nine months ended
                                                                                                 September 30
                                                                                         1999                        1998
                                                                                  ---------------------------------------

Operating activities
Net income                                                                        $   384,509                 $   229,340
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation expense                                                               2,820                       2,052
     Deferred taxes                                                                      (380)                       (380)
     Changes in operating assets and liabilities:
         Operating assets                                                             (31,172)                     (1,557)
         Operating liabilities                                                         18,418                      23,598
                                                                                   ----------                  ----------
Net cash provided by operating activities                                             374,195                     253,053

Investing activities
Maturity of investments                                                             1,281,687                   1,616,624
Purchase of investments                                                            (1,652,640)                 (1,741,021)
Purchase of equipment                                                                    (625)                          -
                                                                                   ----------                  ----------
Net cash provided by (used in) investing activities                                  (371,578)                   (124,397)

Financing activities
Dividend paid                                                                        (265,760)                   (622,875)
                                                                                   ----------                  ----------
Net cash used in financing activities                                                (265,760)                   (622,875)

Decrease in cash and cash equivalents                                                (263,143)                   (494,219)
Cash and cash equivalents at beginning of period                                      315,376                     500,370
                                                                                   ----------                  ----------
Cash and cash equivalents at end of period                                         $   52,233                  $    6,151
                                                                                   ==========                  ==========


See accompanying notes

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                      Nine months ended September 30, 1999



1.  Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 1998.

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

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

         The unaudited condensed statements of income show that net income for the third quarter of 1999, as compared with the third quarter of 1998, increased from $58,942 to $235,847.
         Lease bonuses and delay rentals for the third quarter of 1999 increased by $281,310, or approximately 609% as a result of the bonus received for the granting of an oil, gas and mineral lease to CNG Producing Company. The lease, covering 1,637.55 acres on the southwest part of the island, was granted pursuant to an option to lease granted in the second quarter of 1999 to Kevin Caliva & Associates, Inc. and assigned to CNG Producing Company.
         Royalty income net of severance taxes increased from $38,215 to $49,782 or approximately 30% because of royalties received from The Meridian Resource & Exploration Co. on the C.M. Thibodeaux No. 1 well. The C.M. Thibodeaux No. 1 well was placed on production June 15, 1999 from the Operc 5 Sand, went off production June 25 due to the blowout of the C.M. Thibodeaux No. 2 well and returned to production August 24 after the successful plugging of the No. 2 well. The C.M. Thibodeaux No. 3 well (a replacement for the No. 2 well) has been drilled to its total depth and the operator is commencing completion operations. The operator has advised the Company that its net royalty interest in the No. 1 and the No. 3 wells is approximately 2.87%.
        On August 12, 1999, Burlington Resources Oil and Gas Co. spudded the Conrad Industries No. 1 well opposite the northeastern part of the island. The well is presently drilling at about 16,800 feet to a total depth of 19,200 feet. Avoca, Incorporated will have an interest in this unit.
         As compared with the third quarter of 1998, royalty income net of severance taxes from the Delta Operating Company Avoca No. 1 well decreased $2,134 or approximately 6% because of a

20% decline in production. The decrease would have been greater but for a 13% increase in the average sales price of gas, from $2.25 per Mcf for the three months ended September 30, 1998 to $2.54 per Mcf for the three months ended September 30, 1999. The well was shut in August 29, 1999 to treat scale in the producing formation. According to the well's operator, performance is improving and an additional treatment is scheduled to further improve performance. Since the second quarter of 1997, the well has been responsible for virtually all of the Company's royalty income.
         Interest income on U. S. Government and U. S. Government agency securities decreased slightly due to lower interest rates.
         As compared with the third quarter of 1998,  total  expenses  increased
$8,405 or approximately 27%. Decreases in legal and accounting services, consultant fees and geological and engineering fees offset a slight increase in insurance and partially offset a $12,078 increase in miscellaneous expenses. Most of the increase in miscellaneous expenses is attributable to recommencement of special surface maintenance on the northern part of the island.
         The change in income tax expense for the three months ended September 30, 1999 resulted from an increase in taxable income for the third quarter of 1999 as compared to the third quarter of 1998.
         Total revenue for the nine month period ended September 30, 1999 increased $227,278 or approximately 45% due to increased income from lease bonuses and delay rentals, lease option payments and royalty income.
         Revenue from lease bonuses and delay rentals for the first nine months of 1999 increased $139,737 or approximately 52% as compared to the first nine months of 1998. The increase results from a new oil, gas and mineral lease on 1,637.55 acres executed in the third quarter with CNG Producing Company. No drilling operations were conducted on the island during the first nine months of 1999.
         Lease option payments for the first nine months of 1999 increased by $79,938 because of the granting of two oil, gas and mineral lease options. The first option, covering 1,459.30 acres on the northwest part of the island, allows McRae Exploration & Production Inc. to lease all or part (not less than
729.65 acres) on or before December 20, 1999. The second option covering 2,893 acres was granted to Kevin Caliva & Associates, Inc., assigned to CNG Producing Company and resulted in the oil, gas and mineral lease previously discussed.
         Revenues from royalties net of severance taxes for the first nine months of 1999 increased $11,173 or approximately 10% as a result of royalties received from the C.M. Thibodeaux No. 1 well. Production volume from the Delta Avoca No. 1 well was 2% higher for the first nine months of 1999, but the average natural gas price was 7% lower as compared with the corresponding period of 1998.
         Interest income on U.S. Government and U. S. Government agency securities decreased $2,382 for the nine month period because of lower interest rates.
         Rental income and other income for the nine months ending September 30, 1999 decreased $1,188 or approximately 4% due to the early renewal of a long standing surface lease in 1998.
         Expenses for the nine months ended September 30, 1999 decreased $20,053 or approximately 13%. The $15,856 decrease in miscellaneous expenses was largely due to the expenditure of less funds on special surface maintenance operations on the northern part of Avoca Island than the comparable period of 1998. Geological and engineering fees were reduced by $5,827 because of a decrease in the need for engineering services. Slight increases in insurance and legal and accounting services offset the slight decrease in consultant fees.
         The change in income tax expense for the nine months ended September 30, 1999 resulted from an increase in taxable income for the first nine months of 1999 as compared to the same period of 1998.
         The Company's continued liquidity is evidenced by the fact that approximately 94% of its assets, as measured by book value, are cash and U.S. Government and U.S. Government agency securities.
         In addition to interest income and the leasing of hunting rights, the Company customarily derives essentially all of its other income from bonuses, delay rentals and royalties under oil, gas and mineral leases of its Avoca Island acreage. The Company's business is passive and all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees.
         The Company has completed its assessment of the potential impact that the Year 2000 (Y2K) issue may have with respect to its operations and financial position. Due to the nature of the Company's operations, the volume of accounting transactions is limited and the Company's accounting records are maintained through manual input to a non-complex financial accounting software application that is Y2K compliant. The Company has not incurred and does not expect to incur any significant costs with respect to Y2K issues.
         Two  independent  oil  and  gas  companies  represent  the   source  of
substantially all of the Company's royalty income. Management of Avoca, Incorporated has been informed by these companies that the Y2K issue would not have a significant impact on its respective oil and gas operations.
         The Company deals with a limited number of vendors who are primarily geologists, engineers, attorneys and accountants. Services provided by the Company's primary vendors are not expected to be significantly disrupted by the Y2K issue.
         Companies, including Avoca, Incorporated, cannot make Y2K Compliance certifications because the ability of any organization's systems (and the systems of other outside organizations) to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, the organization. While there can be no assurance that the Company will not be materially adversely affected by Y2K problems, the Company believes that is has adequately addressed the risks associated with the Y2K issue.

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


                                                AVOCA, INCORPORATED
                                                    Registrant



                                       /s/ Robert C. Baird, Jr.
                                       -----------------------------------------
                                       Robert C. Baird, Jr.
                                       President and Principal Financial Officer




                                       November 2, 1999
                                       -----------------------------------------
                                       Date Signed

                                  EXHIBIT INDEX


                                                                   Sequentially
 Exhibit                                                             Numbered
 Number              Description                                       Page


     27             Financial Data Schedule