Form 10KSB
period 1999-12-31
AVOCA INC
filed 2000-03-29
CIK 316537

                 [LETTERHEAD OF MILLING BENSON WOODWARD L.L.P.]





                                 March 29, 2000


Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C. 20549-1004

Via Edgar Electronic Filing System

         Re:      File Number 0-9219
                  ------------------


Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-KSB for the period ended December 31, 1999.

         This  filing  is  being   effected  by  direct   transmission   to  the
Commission's EDGAR System.

                                                  Sincerely,



                                                  /s/ Guy C. Lyman, Jr.
                                                  Guy C. Lyman, Jr.
                                                  Attorney at Law
                                                  Milling Benson Woodward L.L.P.
                                                  (504) 569-7160
GCL/kj217308

Enclosures

                               UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB
 X  / Annual report pursuant to Section 13 or 15(d)  of  the Securities Exchange
---   Act of 1934 for the fiscal year ended December 31, 1999

                                       or

   / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-9219
                       ------

                               AVOCA, INCORPORATED
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                    Louisiana                                 72-0590868
--------------------------------------------------     -------------------------
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                  Identification Number)

228 St. Charles Avenue, Suite 838, New Orleans, LA              70130
--------------------------------------------------     -------------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number       (504) 552-4720
                              --------------------

Securities registered under Section 12(b) of the Act:

               Title of each class                      Name of each exchange on
                                                            which registered
                     None                                         None
---------------------------------------------------     ------------------------

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
                              ---

State issuer's revenues for its most recent fiscal year.  $1,444,810
                                                          ----------

The aggregate market value of common stock held on March 1, 2000 by non-affiliates of the registrant was $9,903,953. Such value has been computed on the basis of the average bid and asked prices of the stock and by excluding, from the 830,500 shares outstanding on that date, all stock beneficially owned by officers and directors of the registrant and by beneficial owners of more than five percent of its stock, even though all such persons may not be affiliates as defined in SEC Rule 12b-2.

The Company has only one class of common stock, of which 830,500 shares were outstanding on March 1, 2000.

Parts I and II incorporate by reference information from the Annual Report to Shareholders for the year ended December 31, 1999. Part III incorporates by reference information from the Company's Proxy Statement dated February 18, 2000.

Transitional Small Business Disclosure Format (check one):  Yes        No   X
                                                                ---        ---

An exhibit index is located on page 16

                               AVOCA, INCORPORATED

                          Index to 10-KSB Annual Report

                                                                            PAGE

PART I

Item 1:          Description of Business                                     3-9
Item 2:          Description of Property                                    9-10
Item 3:          Legal Proceedings                                            10
Item 4:          Submission of Matters to a Vote of Security Holders          11


PART II

Item 5:          Market for Common Equity

                 and Related Stockholder Matters                              11
Item 6:          Management's Discussion and Analysis or Plan of
                 Operation                                                    11
Item 7:          Financial Statements                                         11
Item 8:          Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure                       11-12


PART III

Item 9:          Directors, Executive Officers, Promoters and
                 Control Persons; Compliance With Section 16(a)
                 of the Exchange Act                                          12
Item 10:         Executive Compensation                                       12
Item 11:         Security Ownership of Certain Beneficial Owners
                 and Management                                            12-13
Item 12:         Certain Relationships and Related Transactions               13
Item 13:         Exhibits and Reports on Form 8-K                          13-14





                                                              Page 2 of 16 Pages

                                     PART I

Item 1     Description of Business
------     -----------------------

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

           Avoca, Incorporated is a passive royalty company that derives most of its income from royalties, bonuses and delay rentals under oil and gas leases covering its Avoca Island acreage. The following table and accompanying lease map furnish information respecting mineral leases in effect for the year ended December 31, 1999.

                                                              Page 3 of 16 Pages




MINERAL INCOME

Year Ended December 31, 1999

                                                                                              Initial    Income Recognized in 1999
                                                   Date of                                     Rental      Lease Bonus       Net
Lessee                     Operator                Lease         Acreage     Expiration       Per Acre   or Delay Rental   Royalties
------------------------------------------------------------------------------------------------------------------------------------

Texaco, Inc.               Texaco, Inc.            5/17/63       41.900      Termination        $  75      $     --        $     72
                                                                             of production

Alliance Operating         Delta Operating         8/14/87      276.733      Termination        $ 200            --         132,877
  Company                    Corporation                                     of production

Burlington Resources       Burlington Resources    8/12/96      420.000      Expired on         $ 110      **21,000              --
Oil & Gas Company          Oil & Gas Company                                 12/12/99

Burlington Resources       Burlington Resources   12/12/97      525.000      Termination        $ 150       105,000              --
Oil & Gas Company          Oil & Gas Company                                 of production
                                                                             or 12/12/00 if
                                                                             nonproducing

The Meridian Resource      The Meridian Resource    5/27/98     406.720      Termination        $ 200        81,345         244,239
& Exploration, Inc.*       & Exploration, Inc.*                              of production
                                                                             or 5/27/01 if
                                                                             nonproducing

CNG Producing Company      CNG Producing Company    8/19/99   1,637.550      Termination        $ 200       327,510               -
                                                                             of production
                                                                             or 8/19/02 if
                                                                             nonproducing

The Meridian Resource      The Meridian Resource   11/18/99     880.000      Termination        $ 200       176,000               -
& Exploration Co.          & Exploration Co.                                 of production
                                                                             or 11/18/02 if
                                                                             nonproducing

The Meridian Resource      The Meridian Resource   11/18/99      80.000      Termination        $ 300        24,000               -
& Exploration Co.          & Exploration Co.                                 of production
                                                                             or 11/18/02 if
                                                                             nonproducing

The Meridian Resource      The Meridian Resource   11/23/99     131.680      Termination        $ 350        46,088               -
& Exploration Co.          & Exploration Co.                                 of production
                                                                             or 11/23/02 if
                                                                             nonproducing
                                                                                                           --------        --------
                                                                                                           $780,943        $377,188
                                                                                                           ========        ========
*---formerly Texas Meridian Resources Exploration, Inc.
**---payment made to extend terms of lease from 8/12/99 - 12/12/99.

                                                              Page 4 of 16 Pages

                       [Map of Avoca Island appears here,
                    showing property of Avoca, Incorporated,
                       mineral leases and well locations]







                                                              Page 5 of 16 Pages

------     -----------------------
           At December 31, 1999, 4,285 acres of the Company's land were covered by oil and gas leases. Approximately 624 acres were held by production pursuant to leases (in favor of Alliance Operating Company, Burlington Resources Oil and Gas Company, The Meridian Resource Exploration, Inc. and Texaco, Inc.) providing for royalties ranging from 21% to 30%. The remaining 3,661 acres are covered by leases in favor of Burlington Resources Oil and Gas Company, The Meridian Resource & Exploration, Inc. and CNG Producing Company. The Burlington lease stipulates a 22% royalty. One lease, granted to The Meridian Resource & Exploration, Inc. in 1998, stipulates a 25% royalty from the surface to 12,500 feet and 23% for all lower depths. The remaining three leases granted to The Meridian Resource & Exploration, Inc. in 1999 stipulate a 25% royalty. The lease granted to CNG Producing Company also stipulates a 25% royalty.

           On average over the last three years, the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well in the Ramos Field has been the Company's largest producing well. Royalties from the Avoca No. 1, in which Avoca, Incorporated has a net revenue interest of approximately 19%, were responsible for approximately 35% of the Company's royalty income during 1999, 99% in 1998 and 74% in 1997. Production from the well was 275,816 thousand cubic feet (mcf) of gas and 3,950 barrels of condensate in 1999 as compared with 311,345 mcf of gas and 4,206 barrels of condensate in 1998, and 245,165 mcf and 3,604 barrels in 1997.

           During 1999, The Meridian Resources & Exploration Co. ("Meridian") C.
M. Thibodaux No. 1 and No. 3 wells, which are located in the Ramos Field, across Bayou Chene just north of the eastern end of Avoca Island, succeeded the Avoca No. 1 well as principal sources of the Company's royalty income. The C. M. Thibodaux No. 1 well was placed on production June 15, 1999 from the Operc 5 sand, went off production June 25 due to a blowout of the C. M. Thibodaux No. 2 well and

                                                              Page 6 of 16 Pages
returned to production August 24 after the plugging of the No. 2 well. TheC. M. Thibodaux No. 3 well went on production in early November from the Operc B sand. Royalties from these wells, in which Avoca, Incorporated has a net revenue interest of 2.87%, were responsible for approximately 65% of the Company's royalty income during 1999. Total 1999 production from the C. M. Thibodaux No. 1 and No. 3 wells was 1,337,524 mcf of gas, 149,060 barrels of condensate and 5,117,661 gallons of natural gas liquids (NGL).

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

           In addition to information regarding prices, the following table shows the Company's share of gas produced (in terms of thousand cubic feet), oil delivered (in terms of barrels) and natural gas liquids (in terms of gallons) from the Ramos Field during the last three years.

                                     Volume                                     Average Sales Price
                  ---------------------------------------------       ------------------------------------
         Year         Gas             Oil           NGL               Per mcf       Per bbl        Per gal
         1997     56,537 mcf       941 bbls                           $2.83         $20.84
         1998     60,587 mcf       818 bbls                           $2.28         $12.62
         1999     89,891 mcf       7,056 bbls       146,822 gal       $2.41         $18.06         $.35


                                                              Page 7 of 16 Pages

           As shown on the table on page 5 of this report, the Company granted four mineral leases in 1999 as compared with two mineral leases each for the years 1998 and 1997. Although no drilling operations were conducted on Avoca Island during the three year period ended December 31, 1999, three producing wells (the above-discussed C. M. Thibodaux No. 1 and No. 3 and the Conrad Industries No. 1) were drilled near the island.

          Further information respecting oil and gas operations on the Company's property appears under the captions "Report to the Shareholders" and
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operations"  on  pages  3  and  14  of  the  Company's  1999  Annual  Report  to
Shareholders, attached as an exhibit hereto and incorporated herein by reference. The Company's principal activities with respect to oil and gas consist of the granting of leases and the collection of bonuses, delay rentals and landowner royalties thereunder. Accordingly, only limited information, furnished primarily by the Company's lessees, has been included with respect to oil and gas operations affecting the Company's lands. Complete information respecting these and related matters, such as proved reserves, is unavailable to the Company and cannot be obtained without unreasonable effort or expense.

           Wild game, bird hunting and non-commercial fishing rights on Avoca Island are leased to the Avoca Duck Club. A seven-year cattle lease, signed in 1998 on 600 acres, has helped minimize expenditures toward land clearing and fence maintenance.

           The Company has no employees but retains the services of three individuals as independent contractors. One acts as consultant to the Board of Directors and assists with the Company's day to day business affairs. The other two individuals maintain the Company's financial records and watch over the Company's lands, respectively.

                                                              Page 8 of 16 Pages

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

           Over the years, preliminary studies and proposals have been made with regard to a bridge linking Avoca Island with the mainland, but no definitive action has resulted from these efforts. With the Company's cooperation, a new feasibility study concerning industrial development of Avoca Island was completed in 1998 by the St. Mary Parish government and has been reviewed by the Company and others.

                                                              Page 9 of 16 Pages

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

           Information respecting development of oil and gas resources on Avoca Island is provided under Item 1 of this report, incorporated herein by reference.

Item 3     Legal Proceedings
------     -----------------

           On December 29, 1999, the Company filed in the 16th Judicial District Court for the Parish of St. Mary (Docket No. 105195) a lawsuit to evict a former lessee, Ernest Singleton, from a small parcel of land (less than 10 acres) located in the northeast part of Avoca Island. The parcel is included in The Meridian Resource & Exploration, Inc.'s 647.504 acre unit for the C. M. Thibodaux Nos. 1 and 3 wells.
           The defendant, individually and on behalf of numerous other heirs of John Singleton, has filed a Reconventional Demand and Petition in Nullity asserting ownership of the parcel (and other lands not claimed by the Company) on the ground that a 1970 court judgment which recognized the Company's title to the disputed area is a nullity.

           The Company has responded with peremptory exceptions of prescription and res judicata, which are pending before the court.

                                                             Page 10 of 16 Pages

Item 4     Submission of Matters to
------     a Vote of Security Holders
           --------------------------

           Not Applicable

                                     PART II

Item 5     Market for Common Equity
------     and Related Stockholder Matters
           -------------------------------

           The information called for by this item appears under the caption "Stock Prices and Related Security Holder Matters" on page 15 of the Company's 1999 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 6     Management's Discussion and
------     Analysis or Plan of Operation
           -----------------------------

           The information called for by this item appears under the captions "Report to the Shareholders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 and 14, respectively, of the Company's 1999 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 7     Financial Statements
------     --------------------

           The information called for by this item appears on pages 4 through 13 of the Company's 1999 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 8     Changes In and Disagreements With
------     Accountants on Accounting and Financial Disclosure
           --------------------------------------------------

           With the approval of the Company's Board of Directors and effective upon the filing of the Company's Form 10-KSB for the year ended December 31, 1998, Ernst & Young LLP decided not to stand for reappointment as the Company's independent public accountants. There were no

                                                             Page 11 of 16 Pages
disagreements with Ernst & Young LLP and its reports have contained no adverse opinion, disclaimer of opinion or modification as to uncertainty, audit scope or accounting principles.

           Effective March 16, 1999, Arthur Andersen LLP has been engaged to succeed Ernst & Young LLP as the Company's independent public accountants for 2000.

                                    PART III

Item 9     Directors, Executive Officers,
------     Promoters and Control Persons; Compliance
           With Section 16(a) of the Exchange Act
           --------------------------------------

           The Company has three executive officers,  all of whom are directors:
Robert C. Baird, Jr., President, Richard W. Fox, Vice President, and M. Cleland Powell, III, Secretary-Treasurer. Information concerning such persons and the Company's other directors is shown under the caption "Number and Election of Directors" on pages 3 and 4 of the Company's Proxy Statement dated February 18, 2000, incorporated herein by reference. The balance of the information called for by this item appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 5 of the Company's Proxy Statement dated February 18, 2000, incorporated herein by reference.

Item 10       Executive Compensation
-------       ----------------------

              The information called for by this item appears under the caption "Information Concerning Management - Executive Compensation" on page 5 of the Company's Proxy Statement dated February 18, 2000, incorporated herein by reference.

Item 11       Security Ownership of Certain
-------       Beneficial Owners and Management
              --------------------------------

              The information called for by this item appears under the caption "Voting Securities" on pages 2 and 3, and under the caption "Number and Election of Directors" on

                                                             Page 12 of 16 Pages
pages 3 and 4, of the Company's Proxy Statement dated February 18, 2000, incorporated herein by reference.

Item 12       Certain Relationships
-------       and Related Transactions
              ------------------------

              The information called for by this item appears under the caption "Information Concerning Management - Certain Relationships" on page 5 of the Company's Proxy Statement dated February 18, 2000, incorporated herein by reference.

                                     PART IV

Item 13       Exhibits and Reports on Form 8-K
-------       --------------------------------

(a)1.         Financial Statements

              The  following  financial   statements  of  Avoca,   Incorporated,
included in its 1999 Annual Report to Shareholders, are incorporated by reference in Part II, Item 7:

              Report of Ernst & Young LLP, Independent Auditors, dated January 13, 1999

              Report of Arthur Andersen LLP, Independent Public Accountants, dated January 7, 2000

              Balance sheet - December 31, 1999

              Statements of Income - years ended
              December 31, 1999 and 1998

              Statements of Retained Earnings -
              years ended December 31, 1999 and 1998

              Statements of Cash Flows - years ended
              December 31, 1999 and 1998

              Notes to Financial Statements -
              December 31, 1999

(a)2.         Exhibits required by Item 601 of Regulation S-B:

              3.1       Copy of Composite Charter(1)

              3.2       Copy of Charter, dated October 21, 1931(1)


                                                             Page 13 of 16 Pages

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

              3.5       Copy of amendment to Charter, dated
                        September 15, 1981(2)

              3.6       Copy of amendment to Charter, dated
                        March 17, 1987(2)

              3.7       Copy of Composite Charter (as of
                        August 14, 1987)(2)

              4.0       Copy of specimen stock certificate(1)

              13 Annual Report to Shareholders for the year ended December 31, 1999. Except for the information expressly specifically incorporated by reference in this Form 10-KSB, the annual report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed filed as part of the Form 10-KSB.

              27        Financial Data Schedule

(b)           Reports on Form 8-K

              Forms 8-K, dealing with a change in the Company's accountants, were filed on February 4, 1999 and March 23, 1999.

(1)   Incorporated   by  reference  from   registrant's   Form  10  Registration
      Statement, filed with the Securities and Exchange Commission on April 29, 1980, Commission file number 0-9219.

(2) Incorporated by reference from registrant's Form 8 Report dated August 14, 1987, Commission file number 0-9219.

                                                             Page 14 of 16 Pages

                                   SIGNATURES
                                   ----------

              Pursuant to the requirements of Section 13 of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avoca, Incorporated




By:  /s/ Robert C. Baird, Jr.
   -------------------------------------
       Robert C. Baird, Jr.
       President and principal executive,
       financial and accounting officer

Date: March 21, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert C. Baird, Jr.
------------------------------
Robert C. Baird, Jr., Director
Date: March  21 , 2000
            ----


/s/ Richard W. Fox
------------------------------
Richard W. Fox, Director
Date: March  21 , 2000
            ----



/s/ Guy C. Lyman, Jr.
-------------------------------
Guy C. Lyman, Jr., Director
Date: March  21 , 2000
            ----



/s/ M. Cleland Powell, III
--------------------------------
M. Cleland Powell, III, Director
Date: March  21 , 2000
            ----



J. Scott Tucker
--------------------------------
J. Scott Tucker, Director
Date: March  21 , 2000
            ----

                               Page 15 of 16 Pages

                                  Exhibit Index

                                                                   Sequentially
                                                                     Numbered
Exhibit No.                      Description                           Page
-----------     -----------------------------------------------    ------------

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

   3.7          Copy of Composite Charter (as of August 14, 1987)
                (2)

   4.0          Copy of specimen stock certificate(1)

    13 Annual Report to Shareholders for the year ended December 31, 1999. Except for the information expressly specifically incorporated by reference in this Form 10-KSB, the annual report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed filed as part of the Form 10-KSB.

    27          Financial Data Schedule

--------------------
(1) Incorporated by reference from registrant's Form 10 Registration Statement, filed with the Securities and Exchange Commission on April 29, 1980, Commission file number 0-9219.

(2) Incorporated by reference from registrant's Form 8 Report dated August 14, 1987, Commission file number 0-9219.

                               Page 16 of 16 Pages

                                                                      EXHIBIT 13



















   AVOCA                                        Annual Report

INCORPORATED                                    --------------------------------
                                                1999

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

Directors and Officers

Robert C. Baird, Jr.,                     M. Cleland Powell, III, Director
Director and President                    and Secretary-Treasurer;
Executive Vice President,                 Senior Vice President,
Whitney National Bank                     Whitney National Bank

Richard W. Fox,                           J. Scott Tucker; Director;
Director and Vice President;              President and Chief Executive Officer,
President, Fox Financial                  Hellenic, Inc.
Consulting, Inc. and Manager,
Longford Farm, L.L.C.

Guy C. Lyman, Jr., Director;
Attorney,
Milling Benson Woodward L.L.P.



2     AVOCA, Incorporated

Report to the Shareholders

Issued Preliminary to the Sixty-eighth
Annual Meeting of Shareholders on March 21, 2000

Dear Shareholders:

         In 1999 Avoca, Incorporated realized the financial benefits of higher oil and gas prices and the renewed interest in exploration and development that resulted. The Company's net income increased by 145%, from $328,265 in 1998 to $803,584 in 1999. The increase was attributable to an 83% increase in revenue from lease bonuses and delay rentals, a 177% increase in royalty income net of severance taxes and a new revenue item, $113,941 received from lease option payments.

         The availability of compiled 3-D seismic data of Avoca Island resulted in increased leasing activity in 1999. Lease bonuses from four new oil, gas and mineral leases on 2,729.230 acres of Company lands contributed $573,598 to gross income.

         The second largest contribution to 1999 income was the $241,087 increase in royalty income net of severance taxes. The increase resulted from royalties received on two new wells, The Meridian Resources & Exploration Co.'s
C. M. Thibodaux No. 1 and No. 3 wells in the Ramos Field.

         The third major contribution to increased revenue in 1999 was $113,941 received from four new lease options to take down oil, gas and mineral leases on 5,485.75 acres of Company property.

         The Company continues to explore opportunities for use of the surface acreage of Avoca Island in addition to the long-standing hunting and fishing lease with the Avoca Duck Club. The 600-acre cattle lease executed in 1998 proved beneficial to the Company this year by reducing the cost of surface maintenance.

         On December 22, 1999, Burlington Resources Oil & Gas Company drilled the Conrad Industries No. 1 well opposite the northern part of Avoca Island to its total depth of 19,164 feet. The operator has advised the Company that the objective sand was not found, but two other sands were logged at a higher depth. The unitization hearing on this well, which will determine Avoca Incorporated's participation in the unit, has been set for late February, 2000.

         The Company's operations and financial condition are further discussed on page 14 of this report and a complete list of mineral leases is shown inside the back cover.

                                                      Respectfully submitted,


                                                      /s/ Robert C. Baird, Jr.
                                                      Robert C. Baird, Jr.
                                                      President
February 7, 2000


                                                           AVOCA, Incorporated 3

Report of Ernst & Young LLP,
Independent Auditors

The Board of Directors
Avoca, Incorporated

         We have audited the accompanying statements of income, retained earnings, and cash flows of Avoca, Incorporated for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Avoca, Incorporated's operations and its cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                       /s/ Ernst & Young LLP

New Orleans, Louisiana
January 13, 1999

4     AVOCA, Incorporated

Report of Arthur Andersen LLP,
Independent Public Accountants

To the Stockholders of
Avoca, Incorporated

         We have audited the accompanying balance sheet of Avoca, Incorporated (a Louisiana corporation) as of December 31, 1999, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avoca, Incorporated as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                     /s/ Arthur Andersen LLP

New Orleans, Louisiana
January 7, 2000

                                                           AVOCA, Incorporated 5

BALANCE SHEET

                                                                     December 31
                                                                            1999
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS

      Cash and cash equivalents                                       $  761,573
      Short-term investments                                             922,577
      Accounts receivable                                                 96,000
      Accrued interest receivable                                         33,979
      Recoverable income taxes                                            19,673
      Prepaid expenses                                                     8,502
                                                                     -----------
           TOTAL CURRENT ASSETS                                        1,842,304

PROPERTY AND EQUIPMENT

      Net of accumulated depreciation and depletion of $604,881           73,332

OTHER ASSETS

      Long-term investments                                            1,279,727
      Avoca Drainage Bonds, $415,000, in default -
           at nominal amount                                                   1
                                                                     -----------

                                                                      $3,195,364
                                                                     ===========
6     AVOCA, Incorporated

                                                                     December 31
                                                                            1999
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable and accrued expenses                           $   16,915
      Dividends payable                                                  705,925
                                                                     -----------
           TOTAL CURRENT LIABILITIES                                     722,840

DEFERRED INCOME TAXES                                                     12,381

SHAREHOLDERS' EQUITY

      Common stock, no par value -- authorized, issued and
           outstanding 830,500 shares                                     94,483
      Retained earnings                                                2,365,660
                                                                     -----------
                            TOTAL SHAREHOLDERS' EQUITY                 2,460,143


                                                                      $3,195,364
                                                                     ===========
See accompanying notes.

                                                           AVOCA, Incorporated 7

STATEMENTS OF INCOME

                                                          Year ended December 31
                                                  1999                      1998
--------------------------------------------------------------------------------

Revenue:

      Royalties                             $  398,793                 $ 142,733
         Less severance taxes                   21,605                     6,632
                                            ----------                 ---------
                                               377,188                   136,101

      Lease bonuses and delay rentals          780,943                   426,618
      Lease option payments                    113,941                        --
      Pipeline rights-of-way                        --                     4,045
      Interest income                          134,791                   133,748
      Rental income                             30,783                    28,000
      Other                                      7,164                     6,235
                                            ----------                 ---------
                                             1,444,810                   734,747
Expenses:

      Attorney fees and expenses                14,597                    16,361
      Auditing fees                             17,800                    16,000
      Bookkeeping and clerical services          6,000                     6,000
      Management fees                           52,624                    55,442
      Directors' fees                            5,000                     5,000
      Geological and engineering fees and
        expenses                                13,885                    17,491
      Insurance                                 25,335                    22,991
      Office and miscellaneous expenses         31,857                    30,137
      Taxes, other than income taxes            20,564                    22,243
      Repairs and cleanup expenses              17,913                    42,711
                                            ----------                 ---------
                                               205,575                   234,376
                                            ----------                 ---------

              INCOME BEFORE INCOME TAXES     1,239,235                   500,371

Income taxes                                   435,651                   172,106
                                            ----------                 ---------

                              NET INCOME    $  803,584                 $ 328,265
                                            ==========                 =========

Earnings per share (basic and diluted)      $      .97                 $     .40
                                            ==========                 =========

Dividends per share                         $      .85                 $     .32
                                            ==========                 =========


See accompanying notes.

8     AVOCA, Incorporated

                                                 STATEMENTS OF RETAINED EARNINGS
                                                          Year ended December 31
                                                  1999                      1998
--------------------------------------------------------------------------------

Retained Earnings:

      Balance at beginning of year          $2,268,001                $2,205,496

      Net income for the year                  803,584                   328,265
                                           -----------               -----------
                                             3,071,585                 2,533,761

      Cash dividends:
         1999 - $ .85 per share                705,925                        --
         1998 - $ .32 per share                     --                   265,760
                                           -----------               -----------

                   BALANCE AT END OF YEAR   $2,365,660                $2,268,001
                                           ===========               ===========



See accompanying notes.

                                                           AVOCA, Incorporated 9


STATEMENTS OF CASH FLOWS
                                                                                         Year ended December 31

                                                                                       1999                   1998
-------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net income                                                                $     803,584          $     328,265
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
        Depreciation expense                                                          3,760                  2,735
        Deferred taxes                                                                 (507)                  (507)
        Change in operating assets and liabilities:
           Accounts receivable                                                      (74,411)                16,074
           Accrued interest receivable                                               (5,426)                 3,077
           Prepaid expenses                                                          (1,934)                (1,627)
           Accounts payable and accrued expenses                                        750                 (1,868)
           Income taxes                                                             (21,041)                 1,574
                                                                              --------------         -------------

                                             NET CASH PROVIDED BY
                                             OPERATING ACTIVITIES                   704,775                347,723

INVESTING ACTIVITIES

    Purchase of short-term investments                                             (148,767)              (909,085)
    Purchase of long-term investments                                            (1,503,873)              (931,936)
    Maturity of investments                                                       1,662,334              1,935,679
    Purchase of equipment                                                            (2,512)                (4,500)
                                                                              --------------         --------------

                                             NET CASH PROVIDED BY
                                             INVESTING ACTIVITIES                     7,182                 90,158

FINANCING ACTIVITIES

    Dividends paid                                                                 (265,760)              (622,875)
                                                                              --------------         --------------

                                             NET CASH USED IN
                                             FINANCING ACTIVITIES                  (265,760)              (622,875)
                                                                              --------------         --------------

                                           INCREASE (DECREASE) IN
                                        CASH AND CASH EQUIVALENTS                   446,197               (184,994)

Cash and cash equivalents at beginning of year                                      315,376                500,370
                                                                              -------------          -------------

                                        CASH AND CASH EQUIVALENTS
                                                   AT END OF YEAR             $     761,573          $     315,376
                                                                              =============          =============


See accompanying notes.

10     AVOCA, Incorporated

                                                   NOTES TO FINANCIAL STATEMENTS

December 31, 1999

NOTE A-Significant Accounting Policies

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

Investments: Short-term investments consist of United States Government Treasury Notes and United States Government agency securities with an original maturity of greater than three months but with maturity dates within one year from the balance sheet date.

         Long-term investments consist of a United States Government Treasury Note and six United States Government agency securities due in 2001.

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost including accrued interest. At December 31, 1999 all short-term investments and long-term investments were classified as held-to-maturity. The fair value of the investments approximated the carrying value at December 31, 1999.

Property and Equipment: Land is carried at cost less amounts received for the sale of rights-of-way and similar servitudes. Land improvements and building are carried at cost and depreciated over their estimated useful life of 30 years. Equipment is carried at cost and depreciated over estimated useful lives of three to five years.

Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Income taxes include deferred taxes resulting primarily from temporary differences due to differences in bases amounts and depreciation periods of property and equipment for financial reporting purposes and income tax purposes.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments: The fair value of the Company's financial assets and liabilities approximates book value at December 31, 1999.


                                                          AVOCA, Incorporated 11

NOTES TO FINANCIAL
STATEMENTS (Continued)

NOTE B-Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

                                                                  1999                   1998
---------------------------------------------------------------------------------------------

Current:
         Federal                                                $ 382,803           $ 157,314
         State                                                     53,355              15,299
                                                                ---------           ---------
                                        TOTAL CURRENT             436,158             172,613
                                                                ---------           ---------

Deferred:
         Federal                                                     (445)               (462)
         State                                                        (62)                (45)
                                                                ---------           ----------
                                       TOTAL DEFERRED                (507                (507)
                                                                ---------           ----------

                                                                $ 435,651           $ 172,106
                                                                =========           =========



The deferred income tax liability of $12,381 relates to a difference between the accounting and income tax basis of property and equipment.

The Company paid income taxes of $455,000 and $171,000 in 1999 and 1998, respectively.

NOTE B-Income Taxes (continued)

The reconciliations between the federal statutory income tax rate and the Company's effective income tax rate, for the years ended December 31 are as follows:

                                                                       1999                      1998
                                                               Amount        Rate        Amount        Rate
-----------------------------------------------------------------------------------------------------------
Tax expense based on federal statutory rate                  $ 421,340      34.0%      $ 170,126      34.0%
Statutory percentage depletion                                 (20,339)     (1.6)         (7,279)     (1.5)
State income taxes (net of federal income tax deduction)        53,311       4.3          15,265       3.1
Other                                                          (18,661)     (1.5)         (6,006)     (1.2)
                                                             ---------    ------       ---------     -----
                          INCOME TAXES                       $ 435,651      35.2%      $ 172,106      34.4%
                                                             =========    ======       =========     =====




12     AVOCA, Incorporated

                                                              NOTES TO FINANCIAL
                                                          STATEMENTS (Continued)

NOTE C-Major Customers

The net royalties received from two independent oil and gas exploration companies accounted for virtually all of total net royalties recorded for the year ended December 31, 1999 compared to one independent oil and gas exploration company accounting for virtually all of total net royalties recorded for the year ended December 31, 1998. Lease bonus and delay rental revenue in 1999 and 1998 was the result of leases with three and two companies, respectively. Lease option payments consisted of payments from two companies for the year ended December 31, 1999. Pipeline rights-of- way revenue recognized in 1998 resulted from a rights-of-way agreement with one company.

NOTE D-Oil and Gas Quantities Produced

The following table reflects the Company's share of the oil and gas volumes produced from leases held under production during each of the last two years:

                                                     Production
                                      ------------------------------------------
                                       Oil               Gas               NGL
                                      (BBLs)            (MCFs)            (GALs)
                                      ------------------------------------------
1999                                  7,056             89,891           146,822
1998                                    818             60,587               --


NOTE F-Commitment

The Company has a lease with the Avoca Duck Club (the Club), an unrelated entity, to allow the members of the Club use of the Company's land for the purpose of hunting wild game and birds, and for noncommercial fishing. The term of the lease commenced June 1, 1994 for a period of ten years with the Club having two ten-year options to extend the lease. Under the terms of the lease, the Club constructed a new building including a separate apartment for the exclusive use of the Company's caretaker. This building replaced the building destroyed by fire in December 1992. During 1994, under the terms of the lease, the Company contributed $50,000, which represents the approximate cost to construct the apartment.

If the Company elects to exercise its unrestricted, unconditional and absolutely discretionary right to terminate the lease before the end of its term, the Company must reimburse the Club for its undepreciated cost of the building (excluding the Company's cash contribution), based on straight-line depreciation over 30 years. Under the lease, the Club's undepreciated cost of the building will be reduced over time to an ultimate reimbursable amount not less than $80,000.

                                                          AVOCA, Incorporated 13

Management's Discussion and
Analysis of Financial Condition and
Results of Operations

Liquidity and Capital Resources

The Company's continued liquidity is evidenced by the fact that more than 93% of its assets, as measured by book value, are cash and cash equivalents, U.S. Government and U.S. Government agency securities. Current liabilities at year end were $722,840, including a $705,925 dividend declared in December 1999 but not paid until January 2000. The Company's business is largely passive and consequently all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees. Current financial resources and anticipated net income are expected to be adequate to meet cash requirements in the year ahead.

1999 As Compared to 1998

The Company enjoyed an improved earnings year in 1999. Revenue for the year increased by $710,063 or approximately 97%. The majority of the increase, reflected in the income statement as lease bonuses and delay rentals, comes from the granting of four new oil, gas and mineral leases which netted the Company $573,598 in bonuses during the year. Three of the new leases, totaling 1,091.680 acres, were granted to The Meridian Resource & Exploration Co. The fourth lease, for 1,637.550 acres, was granted to CNG Producing Company.

         Also contributing to increased revenue in 1999 was a $241,087 or 177% increase in royalty income net of severance taxes. The increase is attributable to production from The Meridian Resources & Exploration Co. C.M. Thibodaux No. 1 and No. 3 wells in the Ramos Field. The No. 1 well was placed on production June 15, 1999 from the Operc 5 Sand, went off production June 25 due to the blowout of the C.M. Thibodaux No. 2 well and returned to production August 24 after the successful plugging of the No. 2 well. The C.M. Thibodaux No. 3 well (a replacement for the No. 2 well) went on production from the Operc B sand in early November. The Company's net revenue interest in the No. 1 and No. 3 wells is approximately 2.87%. The wells were responsible for 65% of the Company's 1999 royalty income. Total 1999 production from the C.M. Thibodaux No. 1 & 3 wells was 1,337,524 Mcf of gas, 149,060 barrels of condensate and 5,117,661 gallons of natural gas liquids (NGL), as reported on check vouchers.

         In 1999 the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well also in the Ramos Field was responsible for approximately 35% of the Company's royalty income. In 1998 the well was responsible for virtually all of the royalty income. Total gas and condensate recoveries from the Avoca No. 1 well (in which the Company has a net revenue interest of approximately 19%) decreased from 311,345 Mcf of gas and 4,206 barrels of condensate in 1998 to 275,816 Mcf of gas and 3,950 barrels of condensate in 1999. The well was shut in for several days in August to treat scale in the producing formation. According to the well's operator, performance is improving and an additional treatment is scheduled to further improve performance. The average 1999 sales prices from the Avoca No. 1 well were approximately $2.42 per Mcf of gas and $15.70 per barrel of condensate as compared to $2.28 per Mcf of gas and $12.62 per barrel of condensate in 1998.

         On December 22, 1999, Burlington Resources Oil & Gas Company drilled the Conrad Industries No. 1 well opposite the northern part of Avoca Island to its total depth of 19,164 feet. The Company has been advised by the operator that they did not find their objective MA3 Sand but did log two other sands at a higher depth. The unitization hearing on this well, that will determine Avoca Incorporated's participation in the unit, has been set for late February, 2000.

         Four new lease options to take down oil, gas and mineral leases contributed an additional $113,941 to revenues in 1999 (reflected in the income statements as lease option payments). Three options totaling 2,592.75 acres were granted to McRae Exploration & Production, Inc. One option on 1,459.3 acres lapsed December 20, 1999 without being exercised. The other McRae options expire on June 26, 2000 and July 3, 2000. The fourth option (on 2,893 acres), which was granted to Kevin Caliva & Associates, Inc. and assigned to CNG Producing Company, resulted in a 1,637.55 acre oil, gas and mineral lease dated August 19, 1999. No lease options were granted in 1998.

         Interest  income  on  U.S.   Government  and  U.S.   Government  agency
securities increased slightly to the availability of increased funds for investment.

         Overall expenses were $28,801 or approximately 12% lower in 1999 than in 1998. The $1,764 decrease in attorney fees and the $3,606 decrease in geological and engineering fees and expenses resulted primarily from the lack of need for these services in 1999. The $2,818 decrease in management fees resulted primarily from the smaller bonus paid to the Company's general manager, which partially offset fees paid to the Company's new land manager. The $1,720 increase in office and miscellaneous expenses resulted primarily from increased annual meeting expenses. The $2,344 increase in insurance expense is attributed to the cost of automobile insurance for the second-hand Jeep for our surface manager.

         The $1,679 decrease in taxes, other than income taxes and the $24,798 reduction in repairs and cleanup expenses are a result of the 600 acre

                                                          Continued on next page
14     AVOCA, Incorporated

Management's Discussion and
Analysis of Financial Condition and
Results of Operations (Continued)

cattle lease on the northern part of the island signed in 1998. Because of the cattle lease, cleanup expenses have been greatly reduced and the land qualified for an agricultural assessment, which reduced the property taxes.

         In comparison with 1998, income tax expense increased $263,545 as a result of an increase in taxable income.

         Net income was $.97 per share in 1999 as compared to $.40 per share in 1998. In line with the Company's increased income, dividends increased from $.32 per share in 1998 to $.85 per share in 1999. Future dividends will be largely dependent on the amount of oil and gas related income received.

         The Company has not suffered any disruptions in its operations due to the year 2000 issue. Furthermore, the Company has not experienced any disruptions in its operations due to year 2000 problems experienced by the organizations with which the Company does business. The Company has not incurred and does not expect to incur any significant costs related to year 2000 issues.

         Further information regarding the Company's financial condition and results of operations is contained in the President's message on page 4.

STOCK PRICES AND RELATED
SECURITY HOLDER MATTERS

As of January 7, 2000, there were approximately 728 holders of record of the Company's stock, which is traded in the over-the-counter market.

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

Period               High       Low     Declared  Record Date  Date Paid  Amount

1999

  First Quarter     $14.00    $12.00
  Second Quarter     22.00     15.00
  Third Quarter      23.00     19.00
  Fourth Quarter     21.00     19.00    12-17-99    1-6-00       1-21-00    $.85

1998

  First Quarter     $19.75    $18.34
  Second Quarter     20.00     18.50
  Third Quarter      18.63     14.00
  Fourth Quarter     15.00     12.50    12-15-98    1-6-99       1-22-99    $.32



AVOCA
INCORPORATED

The Company will furnish without charge a copy of its 1999 Annual Report on Form 10-KSB to be filed with the Securities and Exchange Commission, including the financial statements and financial statement schedules thereto, to any record or beneficial owner of its Common Stock as of February 7, 2000. Requests for the report must be in writing addressed to Avoca, Incorporated, 228 St. Charles Avenue, Suite 838, New Orleans, Louisiana 70130, Attention: M. Cleland Powell,
III. If made by a person who was not a shareholder of record on February 7, 2000, the request must include a good faith representation that such person was a beneficial owner of Common Stock on that date. Copies of any exhibits to the Form 10-KSB will be furnished upon payment of $.20 per page plus postage to cover the cost of furnishing such copies.

                                                          AVOCA, Incorporated 15

                       [Map of Avoca Island appears here,
                    showing property of Avoca, Incorporated,
                       mineral leases and well locations]

MINERAL INCOME

Year Ended December 31, 1999

                                                                                              Initial    Income Recognized in 1999
                                                   Date of                                     Rental      Lease Bonus       Net
Lessee                     Operator                Lease         Acreage     Expiration       Per Acre   or Delay Rental   Royalties
------------------------------------------------------------------------------------------------------------------------------------

Texaco, Inc.               Texaco, Inc.            5/17/63       41.900      Termination        $  75      $     --        $     72
                                                                             of production

Alliance Operating         Delta Operating         8/14/87      276.733      Termination        $ 200            --         132,877
  Company                    Corporation                                     of production

Burlington Resources       Burlington Resources    8/12/96      420.000      Expired on         $ 110      **21,000              --
Oil & Gas Company          Oil & Gas Company                                 12/12/99

Burlington Resources       Burlington Resources   12/12/97      525.000      Termination        $ 150       105,000              --
Oil & Gas Company          Oil & Gas Company                                 of production
                                                                             or 12/12/00 if
                                                                             nonproducing

The Meridian Resource      The Meridian Resource    5/27/98     406.720      Termination        $ 200        81,345         244,239
& Exploration, Inc.*       & Exploration, Inc.*                              of production
                                                                             or 5/27/01 if
                                                                             nonproducing

CNG Producing Company      CNG Producing Company    8/19/99   1,637.550      Termination        $ 200       327,510               -
                                                                             of production
                                                                             or 8/19/02 if
                                                                             nonproducing

The Meridian Resource      The Meridian Resource   11/18/99     880.000      Termination        $ 200       176,000               -
& Exploration Co.          & Exploration Co.                                 of production
                                                                             or 11/18/02 if
                                                                             nonproducing

The Meridian Resource      The Meridian Resource   11/18/99      80.000      Termination        $ 300        24,000               -
& Exploration Co.          & Exploration Co.                                 of production
                                                                             or 11/18/02 if
                                                                             nonproducing

The Meridian Resource      The Meridian Resource   11/23/99     131.680      Termination        $ 350        46,088               -
& Exploration Co.          & Exploration Co.                                 of production
                                                                             or 11/23/02 if
                                                                             nonproducing
                                                                                                           --------        --------
                                                                                                           $780,943        $377,188
                                                                                                           ========        ========
*---formerly Texas Meridian Resources Exploration, Inc.
**---payment made to extend terms of lease from 8/12/99 - 12/12/99.