Form 10QSB
period 2000-03-31
AVOCA INC
filed 2000-05-12
CIK 316537

                                  May 12, 2000







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-9219
                                                              ------------------

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-QSB for the period ended March 31, 2000.

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

For the quarterly period ended  March 31, 2000
                               ---------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------------

Commission file number 0-9219
                       ---------------------------------------------------------

                               AVOCA, INCORPORATED
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Louisiana                                      72-0590868
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

         228 St. Charles Avenue, Suite 838, New Orleans, Louisiana 70130
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (504) 552-4720
          --------------------------------------------------------------
                           (Issuer's telephone number)

          --------------------------------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                              -----   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 830,500 shares on May 1, 2000
                                             -----------------------------------

Transitional Small Business Disclosure Former (check one);  Yes        No  X
                                                                -----    -----

An exhibit index is located at page 14 of this report.

                               AVOCA, INCORPORATED
                               -------------------

                                    I N D E X
                                    ---------

                                                                        Page No.
                                                                        --------
Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - March 31, 2000                     4

                  Condensed Statements of Income
                           Three Months Ended March 31, 2000
                           and 1999                                            5

                  Condensed Statements of Cash Flows
                           Three Months Ended March 31, 2000
                           and 1999                                            6

                  Notes to Condensed Financial Statements                      7

                  Management's Discussion and Analysis or

                  Plan of Operation                                         8-10

Part II.          Other Information
                  -----------------

                  Legal Proceedings                                           11

                  Submission of Matters to a Vote of
                  Security Holders                                         11-12

                  Exhibits and Reports on Form 8-K                            12

                  Signature                                                   13

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                                 March 31, 2000

Assets
Current assets:
     Cash and cash equivalents                                                                          $  168,549
     Short-term investments                                                                              1,087,577
     Accounts receivable                                                                                   107,234
     Accrued interest receivable                                                                            29,912
     Prepaid expenses                                                                                       12,502
                                                                                                        ----------
Total current assets                                                                                     1,405,774

Property and equipment, less accumulated depreciation and depletion                                         72,235

Other assets:
     Long-term investments                                                                               1,239,727
     Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                             1
                                                                                                        ----------
                                                                                                        $2,717,737
                                                                                                        ==========

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable and accrued expenses                                                              $   23,723
     Income taxes payable                                                                                   54,058
                                                                                                        ----------
Total current liabilities                                                                                   77,781

Deferred income taxes                                                                                       12,254

Shareholders' equity:
     Common stock, no par value -- authorized, issued and outstanding
          830,500 shares                                                                                    94,483
     Retained earnings                                                                                   2,533,219
                                                                                                        ----------
Total shareholders' equity                                                                               2,627,702
                                                                                                        ----------
                                                                                                        $2,717,737
                                                                                                        ==========
See accompanying notes

                                                                    Page 4 of 14

                               Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)

                                                          Three months ended
                                                                March 31
                                                         2000               1999
                                                    ----------------------------
Revenue:
   Royalties                                        $ 316,599           $ 39,341
   Less severance taxes                                16,228              2,233
                                                    ---------           --------
                                                      300,371             37,108

   Interest income                                     34,707             31,808
   Rental income                                           10                  -
                                                    ---------           --------
                                                      335,088             68,916

Expenses:

   Legal and accounting services                       24,806             10,212
   Consultant fees                                     22,825             19,400
   Geological and engineering fees                      9,931              1,933
   Insurance                                            6,510              6,285
   Miscellaneous expenses                              29,853             24,869
                                                    ---------           --------
                                                       93,925             62,699
                                                    ---------           --------

Income before income taxes                            241,163              6,217

Income taxes                                           73,604              1,824
                                                    ---------           --------

Net income                                          $ 167,559            $ 4,393
                                                    =========           ========



Net income per share                                $    0.20            $  0.01
                                                    =========           ========

See accompanying notes

                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)

                                                                                                 Three months ending
                                                                                                        March 31
                                                                                                2000                 1999
                                                                                ------------------------------------------

Operating activities

Net income                                                                                 $ 167,559            $   4,393
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation expense                                                                      1,097                  940
     Deferred taxes                                                                             (127)                (127)
     Changes in operating assets and liabilities:
         Operating assets                                                                      8,506               (7,082)
         Operating liabilities                                                                60,866               (2,883)
                                                                                           ---------               -------
Net cash provided by (used in) operating activities                                          237,901               (4,759)

Investing activities

     Purchase of investments                                                                (125,000)            (165,000)
     Maturity of investments                                                                       -              160,498
     Purchase of equipment                                                                         -                 (625)
                                                                                           ---------
Net cash used in investing activities                                                       (125,000)              (5,127)

Financing activities

Dividends paid                                                                              (705,925)            (265,760)
                                                                                           ---------            ---------
Net cash used in financing activities                                                       (705,925)            (265,760)

Decrease in cash and cash equivalents                                                       (593,024)            (275,646)

Cash and cash equivalents at beginning of period                                             761,573              315,376
                                                                                           ---------             -------

Cash and cash equivalents at end of period                                                $ 168,549             $ 39,730
                                                                                          ==========            ========

See accompanying notes

                                                                    Page 6 of 14

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                        Three months ended March 31, 2000

1.  Basis of Accounting

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 1999.

         The Company considers its United States Government securities held with a maturity of three months or less when purchased to be cash equivalents.

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

         The unaudited condensed statements of income show that net income for the first quarter of 2000 as compared with the first quarter of 1999 increased from $4,393 to $167,559.

         Total revenues, net of severance taxes, rose from $68,916 to $335,088 because of increased royalties received from The Meridian Resources & Exploration Company on the C.M. Thibodaux No. 1 & No. 3 wells in the Ramos Field, across Bayou Chene just north of the eastern end of Avoca Island. The No. 1 well was placed on production June 15, 1999 from the Operc 5 sand, went off production June 25 due to the blowout of the C.M. Thibodaux No. 2 well and returned to production August 24 after the successful plugging of the No. 2 well. The No. 3 well (a replacement for the No. 2 well) went on production from the Operc B sand in early November 1999. The Company's net revenue interest in both wells, which were responsible for 89% of the Company's first quarter of fiscal 2000 royalty income, is approximately 2.87%. The No. 1 well currently produces at the rate of 5,000 to 8,000 Mcf of gas per day, approximately 100 barrels of condensate per day and 100 gallons of natural gas liquids per day. The No. 3 well currently produces approximately three times the rate of the No. 1 well. Meridian Resources has advised the Company that, in the second quarter of this year, it plans to spud a well that will bottom hole in Section 47 on the northeast end of Avoca Island. Meridian Resources further advises that it plans to spud a well in the third quarter in Section 5 on the southwest part of the island.

         Burlington Resources Oil & Gas Company has completed the Conrad Industries No. 1 well in the Wyandotte Field opposite the northern part of Avoca Island. The well was tested at five million cubic feet of gas per day and very low volumes of condensate. At present, this well is being prepared for production and, according to the operator, Avoca's participation in the unit will be approximately 25%.

         From the second quarter of 1997 until the fourth quarter of 1999, the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well, also in the Ramos Field, was responsible for virtually all of the Company's royalty income. As compared with the first quarter of 1999, royalty income net of severance taxes from the Avoca No. 1 well decreased $2,718 or approximately 7% as a result of a 26% decline in production. The production decline was partially offset by a 20% increase in the average sales price of gas, from $2.02 per Mcf for the three months ending March 31, 1999 to $2.54 per Mcf for the three months ended March 31, 2000. According to the well's operator, an acid treatment to the well's producing formation is scheduled in the next sixty days in an effort to improve production.

         Interest  income  on  U.S.   Government  and  U.S.   Government  agency
securities increased slightly due to the availability of increased funds for investment.

         As compared with the first quarter of 1999, total expenses increased $31,226 or approximately 50%. Of the $14,594 increase in legal and accounting services, $9,236 was attributable to legal fees thus far expended in the lawsuit described under Part II, Item 1 of this report, incorporated herein by reference. Additional legal expenses were incurred in the first quarter of 2000 relative to a unitization proceeding on the Burlington Conrad Industries No. 1 well previously discussed. Consultant fees increased primarily because of additional compensation earned by the company's manager. The $7,998 increase in geological and engineering fees was attributable to increased mineral activity requiring additional services of our geologists.

         The change in income tax expense for the three months ended March 31, 2000 resulted from an increase in taxable income for the first quarter of 2000 as compared to the first quarter of 1999.

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

                           Part II - OTHER INFORMATION

Item 3 - Legal Proceedings

         As noted in the Company's 10-KSB report for 199, Avoca, Incorporated on December 29, 1999 filed in the 16th Judicial District Court for the Parish of St. Mary (Docket No. 105195) a lawsuit to evict a former lessee, Ernest
Singleton, from a small parcel of land (less than 10 acres) located in the northeast part of Avoca Island. The parcel is included in The Meridian Resource & Exploration, Inc.'s 647.504 acre unit for the C. M. Thibodaux Nos. 1 and 3 wells.

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

                        For        Against         Abstain      Broker Nonvotes
                      -------      -------         -------      ---------------
                      704,324         12             595               -0-

         Messrs. Baird, Fox, Lyman, Powell and Tucker were elected directors for the ensuing year by the following vote:

                                             Withhold
                                  For          Vote     Broker Nonvotes
                                 -------     --------   ---------------
      Robert C. Baird, Jr.       704,574       357           -0-
      Richard W. Fox             704,764       167           -0-
      Guy C. Lyman, Jr.          704,564       367           -0-
      M. Cleland Powell, III     704,564       367           -0-
      J. Scott Tucker            704,774       157           -0-


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

                                      AVOCA, INCORPORATED
                                      -------------------
                                           Registrant


May 2, 2000                            /s/Robert C. Baird, Jr.
                                       -----------------------------------------
                                       Robert C. Baird, Jr.
                                       President and Principal Financial Officer

                                  EXHIBIT INDEX

                                                                    Sequentially
 Exhibit                                                              Numbered
 Number             Description                                         Page

     27             Financial Data Schedule