Form 10QSB
period 2000-06-30
AVOCA INC
filed 2000-08-10
CIK 316537

[LETTERHEAD OF MILLING BENSON WOODWARD L.L.P.]





                                 August 10, 2000


Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C. 20549-1004

Via Edgar Electronic Filing System

         Re:      File Number 0-9219
                  ------------------


Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-QSB for the period ended June 30, 2000.

         This  filing  is  being   effected  by  direct   transmission   to  the
Commission's EDGAR System.

                                                  Sincerely,



                                                  /s/ Robert C. Baird, Jr.
                                                  ------------------------------
                                                  Robert C. Baird, Jr.
                                                  President and Principal
                                                    Financial Officer
                                                  (504) 599-3069
RCB/kj

Enclosures

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------------------------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -------------------------

Commission file number 0-9219
                       ---------------------------------------------------------

                               AVOCA, INCORPORATED
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Louisiana                                      72-0590868
-------------------------------                   ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

         228 St. Charles Avenue, Suite 838, New Orleans, Louisiana 70130
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (504) 552-4720
                    -----------------------------------------
                           (Issuer's telephone number)

                    -----------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 830,500 shares on July 31, 2000
                                           -------------------------------------

Transitional  Small Business  Disclosure Former (check one); Yes      No  X
                                                                -----   -----
An exhibit index is located at page 13 of this report.

                               AVOCA, INCORPORATED
                               -------------------

                                    I N D E X
                                    ---------
                                                                        Page No.

Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - June 30, 2000                      4

                  Condensed Statements of Income
                           Three Months Ended June 30, 2000
                           and 1999 and Six Months Ended
                           June 30, 2000 and 1999                              5

                  Condensed Statements of Cash Flows
                           Six Months Ended June 30, 2000
                           and 1999                                            6

                  Notes to Condensed Financial Statements                      7

                  Management's Discussion and Analysis or
                  Plan of Operation                                         8-11

Part II.          Other Information
                  -----------------

                  Legal Proceedings                                        11-12

                  Exhibits and Reports on Form 8-K                            12

                  Signature                                                   12

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                                  June 30, 2000

Assets
Current assets:
     Cash and cash equivalents                                                                          $   43,420
     Short-term investments                                                                              1,601,055
     Accounts receivable                                                                                   154,969
     Accrued interest receivable                                                                            41,181
     Prepaid expenses                                                                                       21,178
                                                                                                        ----------
Total current assets                                                                                     1,861,803

Property and equipment, less accumulated depreciation and depletion                                         71,138

Other assets:
     Long-term investments                                                                               1,049,727
     Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                             1
                                                                                                                 -
                                                                                                        ----------
                                                                                                        $2,982,669
                                                                                                        ==========

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable and accrued expenses                                                              $    3,000
     Income taxes payable                                                                                   39,630
                                                                                                        ----------
Total current liabilities                                                                                   42,630

Deferred income taxes                                                                                       12,128

Shareholders' equity:
     Common stock, no par value -- authorized, issued and outstanding
          830,500 shares                                                                                    94,483
     Retained earnings                                                                                   2,833,428
                                                                                                        ----------
Total shareholders' equity                                                                               2,927,911
                                                                                                        ----------
                                                                                                        $2,982,669
                                                                                                        ==========

See accompanying notes


                               Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)

                                                             Three months ended                    Six months ended
                                                                  June 30                              June 30
                                                          2000               1999              2000               1999
                                                       ---------          ---------         ---------           --------
Revenue:
   Royalties                                           $ 361,544          $  32,771         $ 678,143           $ 72,112
   Less severance taxes                                   14,189              1,459            30,417              3,692
                                                       ---------          ---------         ---------             -----
                                                         347,355             31,312           647,726             68,420

   Lease option payments                                       -             79,938                 -             79,938
   Delay rentals                                          81,345             81,345            81,345             81,345
   Interest income                                        36,470             31,299            71,177             63,107
   Rental income                                          25,298             23,583            25,308             23,583
                                                       ---------          ---------         ---------          ---------
                                                         490,468            247,477           825,556            316,393

Expenses:

   Legal and accounting services                          23,313              6,902            48,119             17,114
   Consultant fees                                        12,300             11,188            35,125             30,588
   Geological and engineering fees                         2,324              4,315            12,255              6,248
   Insurance                                               6,549              6,309            13,059             12,594
   Miscellaneous expenses                                  8,720              6,790            38,573             31,659
                                                       ---------          ---------         ---------          ---------
                                                          53,206             35,504           147,131             98,203
                                                       ---------          ---------         ---------          ---------

Income before income taxes                               437,262            211,973           678,425            218,190

Income taxes                                             137,053             67,704           210,657             69,528
                                                       ---------          ---------         ---------          ---------

Net income                                             $ 300,209          $ 144,269         $ 467,768          $ 148,662
                                                       =========          =========         =========          =========



Net income per share                                      $ 0.36             $ 0.17            $ 0.56             $ 0.18
                                                       =========          =========         =========          =========






See accompanying notes

                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)

                                                                                                  Six months ending
                                                                                                       June 30
                                                                                              2000                 1999
                                                                                         ------------------------------
Operating activities
Net income                                                                                 $ 467,768            $ 148,662
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation expense                                                                      2,194                1,880
     Deferred taxes                                                                             (253)                (253)
     Changes in operating assets and liabilities:
         Operating assets                                                                    (59,174)                 376
         Operating liabilities                                                                25,715               17,533
                                                                                           ---------            ---------
Net cash provided by operating activities                                                    436,250              168,198

Investing activities

     Purchase of investments                                                                (648,416)            (903,453)
     Maturity of investments                                                                 199,938              729,427
     Purchase of equipment                                                                         -                 (625)
                                                                                           ---------            ---------
Net cash used in investing activities                                                       (448,478)            (174,651)

Financing activities
Dividends paid                                                                              (705,925)            (265,760)
                                                                                            ---------            ---------
Net cash used in financing activities                                                       (705,925)            (265,760)

Decrease in cash and cash equivalents                                                       (718,153)            (272,213)

Cash and cash equivalents at beginning of period                                             761,573              315,376
                                                                                           ---------            ---------

Cash and cash equivalents at end of period                                                 $  43,420            $  43,163
                                                                                           =========            =========






See accompanying notes

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                         Six months ended June 30 , 2000

1.  Basis of Accounting

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 1999.

     The Company considers its United States Government securities held with a maturity of three months or less when purchased to be cash equivalents.

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

     The unaudited condensed statements of income show that net income for the second quarter of 2000 as compared with the second quarter of 1999 increased from $144,269 to $300,209.

     Royalty income, net of severance taxes, increased from $31,312 to $347,355 or approximately 1,009% primarily because of royalties received from The Meridian Resources & Exploration Company on the C.M. Thibodaux No. 1 & No. 3 wells in the Ramos Field, across Bayou Chene just north of the eastern end of Avoca Island. The No. 1 well was placed on production June 15, 1999 from the
Operc 5 sand, went off production June 25 due to the blowout of the C.M. Thibodaux No. 2 well and returned to production August 24 after the successful plugging of the No. 2 well. The No. 3 well (a replacement for the No. 2 well) went on production from the Operc B sand in early November 1999. The Company's net revenue interest in both wells, which were responsible for 83% of the Company's second quarter of fiscal 2000 royalty income, is approximately 2.87%. The No. 1 well currently produces at the approximate rate of 5,600 Mcf of gas, 530 barrels of condensate and 26,300 gallons of natural gas liquids per day. The No. 3 well currently produces at the approximate rate of 15,300 Mcf of gas, 370 barrels of condensate and 17,000 gallons of natural gas liquids per day. On July 25, 2000, Meridian Resources moved a rig on location to drill the Avoca #47-1 well, which will bottom hole in Section 47 on the northeast end of Avoca Island. Meridian Resources advises that it still plans to spud an additional well before the end of the year in Section 5 on the southwest part of the island.

     Burlington Resources Oil & Gas Company's Conrad Industries No. 1 well in the Wyandotte Field opposite the northern part of Avoca Island was placed on production April 29, 2000 and generated $37,109 in royalty income, net of severance taxes, in the second quarter. The current average daily production is 5,261 Mcf of gas and 109 barrels of condensate. According to the operator, Avoca's participation in the unit will be approximately 28.72%.

     From the second quarter of 1997 until the fourth quarter of 1999, the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well, also in the Ramos Field, was responsible for virtually all of the Company's royalty income. As compared with the second quarter of 1999, royalty income, net of severance taxes, from the Avoca No. 1 well increased slightly as a result of a 47% increase in the average sales price of gas which compensated for a 31% decline in gas production. According to the well's operator, an acid treatment to the well's producing formation is scheduled after Meridian Resources spuds its above-mentioned Avoca #47-1 well.

     Interest income on U.S. Government and U.S. Government agency securities increased $5,171 or approximately 17% because of the availability of increased funds for investment and slightly higher interest rates.

     Rental income increased $1,715 because of a CPI adjustment of the annual rental on the Company's surface lease with the Avoca Duck Club in addition to the granting of a new short-term surface lease.

     As compared with the second quarter of 1999, total expenses increased $17,702 or approximately 50%. Of the $16,411 increase in legal and accounting services, $15,461 is attributable to legal fees thus far expended in the Singleton lawsuit described under Part II, Item 1 of this report, incorporated herein by reference. The Singleton lawsuit is also responsible for the $1,930 increase in miscellaneous expenses. Consultant fees increased primarily because of additional compensation earned by the company's general manager and land manager. Geological and engineering fees were reduced by $1,991 because of a decrease in the need for such services during the second quarter of 2000.

     The change in income tax expense for the three months ended June 30, 2000 resulted from an increase in taxable income for the second quarter of 2000 as compared to the second quarter of 1999.

     Total revenue for the six-month period ended June 30, 2000 increased $509,163 or approximately 161%. The increase resulted from a substantial increase in royalty income and slight increases in interest income and rental income, which more than offset the absence of income from lease option payments.

     Royalty income, net of severance taxes, for the first six months of 2000 was $579,306 or approximately 847% higher than the corresponding period of 1999. The primary reason for the increase is the new royalty income from the Thibodaux No. 1 & No. 2 wells and the Conrad Industries #1 well previously discussed.

     Interest income on U. S. Government and U. S. Government agency securities increased $8,070 or approximately 13% because of the availability of increased funds for investment and slightly higher interest rates.

     Rental income for the six months ending June 30, 2000 increased $1,725 or approximately 7% as a result of the CPI adjustment and new short-term surface lease discussed above.

     Expenses for the six-month period ended June 30, 2000 increased $48,928 or approximately 50%. Of the $31,005 increase in legal and accounting services, $28,580 is attributable to legal fees connected to the above-mentioned Singleton lawsuit and to unitization proceedings on the Burlington Conrad Industries No. 1 well. Consultant fees increased primarily because of additional compensation earned by the Company's general manager and its land manager on Avoca Island. Increased mineral activity, including unitization proceedings, resulted in a $6,007 increase in geological and engineering fees. The $6,914 increase is miscellaneous expenses is primarily attributable to the Singleton lawsuit.

     The change in income tax expense for the six months ended June 30, 2000 resulted from an increase in taxable income for the first six months of 2000 as compared to the like period of 1999.

     The   Company's   continued   liquidity  is  evidenced  by  the  fact  that
approximately 90% of its assets, as measured by book value, are cash and U.S. Government and U.S. Government agency securities.

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


                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

     As noted in the Company's 10-KSB report for 1999, Avoca, Incorporated on December 29, 1999 filed in the 16th Judicial District Court for the Parish of St. Mary (Docket No. 105195) a lawsuit to evict a former lessee, Ernest
Singleton, from a small parcel of land (less than 10 acres) located in the northeast part of Avoca Island. The parcel is included in The Meridian Resource & Exploration, Inc.'s 647.504 acre unit for the C.M. Thibodaux Nos. 1 and 3 wells.

     The defendant, individually and on behalf of numerous other heirs of John Singleton, has filed a Reconventional Demand and Petition in Nullity asserting ownership of the parcel (and other lands not claimed by the Company) on the ground that a 1970 court judgment which recognized the Company's title to the disputed area is a nullity. The Company has responded with peremptory exceptions of prescription and res judicata.

     On June 7, 2000, the court rendered judgment in favor of the Company on the eviction proceedings and ordered Ernest Singleton to vacate the premises. A notice of appeal has been filed, and all other issues in the lawsuit remain unresolved.

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

                                                AVOCA, INCORPORATED
                                                -------------------
                                                     Registrant


August 7, 2000                                  /s/ Robert C. Baird, Jr.
      ----                                      --------------------------------
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