Form 10QSB
period 2000-09-30
AVOCA INC
filed 2000-11-09
CIK 316537

[LETTERHEAD OF MILLING BENSON WOODWARD L.L.P.]





                                 November 8, 2000


Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C. 20549-1004

Via Edgar Electronic Filing System

         Re:      File Number 0-9219
                  ------------------


Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-QSB for the period ended September 30, 2000.

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

For the quarterly period ended  September 30, 2000
                               -------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  --------------------------

Commission file number 0-9219
                       ---------------------------------------------------------

                               AVOCA, INCORPORATED
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

        Louisiana                                            72-0590868
--------------------------------                    ----------------------------
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

                                 (504) 552-4720
                    -----------------------------------------
                           (Issuer's telephone number)

                    -----------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   830,500 shares on October 31, 2000
                                            ------------------------------------

Transitional Small Business Disclosure Format (check one);  Yes        No   X
                                                                ------    ------

An exhibit index is located at page 14 of this report.
                                   ----
                                                                    Page 1 of 14

                               AVOCA, INCORPORATED
                               -------------------

                                    I N D E X
                                    ---------
                                                                       Page No.
                                                                       --------
Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - September 30, 2000                 4

                  Condensed Statements of Income
                           Three Months Ended September 30, 2000
                           and 1999 and Nine Months Ended
                           September 30, 2000 and 1999                         5

                  Condensed Statements of Cash Flows
                           Nine Months Ended September 30, 2000
                           and 1999                                            6

                  Notes to Condensed Financial Statements                      7

                  Management's Discussion and Analysis or
                  Plan of Operation                                         8-11

Part II.          Other Information
                  -----------------

                  Legal Proceedings                                           12

                  Exhibits and Reports on Form 8-K                            12

                  Signature                                                   13

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements


                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                               September 30, 2000

Assets
Current assets:

     Cash and cash equivalents                                                                          $   64,310
     Short-term investments                                                                              2,368,859
     Accounts receivable                                                                                   183,248
     Accrued interest receivable                                                                            44,370
     Prepaid expenses                                                                                       19,749
                                                                                                        ----------
Total current assets                                                                                     2,680,536

Property and equipment, less accumulated depreciation and depletion                                         70,041

Other assets:
     Long-term investments                                                                                 900,000
     Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                             1
                                                                                                        ----------
                                                                                                        $3,650,578
                                                                                                        ==========
Liabilities and shareholders' equity
Current liabilities:
     Accounts payable and accrued expenses                                                              $    4,150
     Income taxes payable                                                                                   97,641
                                                                                                        ----------
Total current liabilities                                                                                  101,791

Deferred income taxes                                                                                       12,001

Shareholders' equity:
     Common stock, no par value -- authorized, issued and outstanding
          830,500 shares                                                                                    94,483
     Retained earnings                                                                                   3,442,303
                                                                                                        ----------
Total shareholders' equity                                                                               3,536,786
                                                                                                        ----------
                                                                                                        $3,650,578
                                                                                                        ==========
See accompanying notes

                               Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)

                                                             Three months ended                   Nine months ended
                                                                September 30                         September 30
                                                         2000                1999             2000                1999
                                                       ---------           --------        ----------          ---------
Revenue:
   Royalties                                           $ 562,885           $ 52,832        $1,241,028          $ 124,944
   Less severance taxes                                   10,876              3,050            41,293              6,742
                                                       ---------           --------        ----------          ---------
                                                         552,009             49,782         1,199,735            118,202

   Lease bonuses and delay rentals                       359,110            327,510           440,455            408,855
   Lease option payments                                       -                  -                 -             79,938
   Interest income                                        45,711             33,581           116,888             96,688
   Rental and other income                                 7,346              3,145            32,654             26,728
                                                       ---------           --------        ----------          ---------
                                                         964,176            414,018         1,789,732            730,411

Expenses:

   Legal and accounting services                           9,331              2,442            57,450             19,556
   Consultant fees                                        12,050             10,894            47,175             43,482
   Geological and engineering fees                         1,046              2,216            13,301              6,464
   Insurance                                               6,792              6,192            19,851             18,786
   Miscellaneous expenses                                 13,198             17,893            51,771             49,552
                                                       ---------           --------        ----------          ---------
                                                          42,417             39,637           189,548            137,840
                                                       ---------           --------        ----------          ---------

Income before income taxes                               921,759            374,381         1,600,184            592,571

Income taxes                                             312,884            138,534           523,541            208,062
                                                       ---------           --------        ----------          ---------

Net income                                             $ 608,875           $235,847        $1,076,643          $ 384,509
                                                       =========           ========        ==========          =========



Net income per share                                     $ 0.74             $ 0.28            $ 1.30             $ 0.46
                                                         =======            =======           =======            ======

See accompanying notes

                                                                    Page 5 of 14

                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)

                                                                                                Nine months ending
                                                                                                   September 30
                                                                                             2000                  1999
                                                                                ------------------------------------------
Operating activities
Net income                                                                                $1,076,643            $ 384,509
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation expense                                                                      3,291                2,820
     Deferred taxes                                                                             (380)                (380)
     Changes in operating assets and liabilities:
         Operating assets                                                                    (89,213)             (31,172)
         Operating liabilities                                                                84,876               18,418
                                                                                          ----------            ---------
Net cash provided by operating activities                                                  1,075,217              374,195

Investing activities

     Purchase of investments                                                              (1,615,679)          (1,652,640)
     Maturity of investments                                                                 549,124            1,281,687
     Purchase of equipment                                                                         -                 (625)
                                                                                          ----------            ---------
Net cash used in investing activities                                                     (1,066,555)            (371,578)

Financing activities

Dividends paid                                                                              (705,925)            (265,760)
                                                                                          ----------            ---------
Net cash used in financing activities                                                       (705,925)            (265,760)

Decrease in cash and cash equivalents                                                       (697,263)            (263,143)

Cash and cash equivalents at beginning of period                                             761,573              315,376
                                                                                          ----------            ---------

Cash and cash equivalents at end of period                                                $   64,310            $  52,233
                                                                                          ==========            =========






See accompanying notes

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                      Nine months ended September 30, 2000

1.  Basis of Accounting

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 1999.

         The Company considers its United States Government securities held with a maturity of three months or less when purchased to be cash equivalents.

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

         The unaudited condensed statements of income show that net income for the third quarter of 2000 as compared with the third quarter of 1999 increased from $235,847 to $608,875.

         Royalty income, net of severance taxes, increased from $49,782 to $552,009 or approximately 1,009% primarily because of royalties received from The Meridian Resources & Exploration Company on the C. M. Thibodaux No. 1 & No. 3 wells in the Ramos Field, across Bayou Chene just north of the eastern end of Avoca Island. The No. 1 well was placed on production June 15, 1999 from the Operc 5 sand, went off production June 25, 1999 due to the blowout of the
C. M. Thibodaux No. 2 well and returned to production August 24, 1999 after the successful plugging of the No. 2 well. The No. 3 well (a replacement for the No. 2 well) went on production from the (Operc B sand in early November 1999. The Company's net revenue interest in both wells, which were responsible for approximately 70% of the Company's royalty income for the third quarter of 2000, is approximately 2.87%. The No. 1 well during September 2000 produced at the approximate rate of 5,317 Mcf of gas and 532 barrels of condensate per day. The No. 3 well during September 2000 produced at the approximate rate of 16,518 Mcf of gas and 300 barrels of condensate per day.

         On July 27, 2000, Meridian spudded the Avoca #47-1 well, which has bottom holed in Section 47 on the northeast end of Avoca Island. Meridian announced on September 27, 2000 that its current logging of the #47-1 well indicates pay sand totaling over 175 feet in five separate Operc sands. Meridian has run casing in the well to a depth of 19,770 feet and is currently completing the well.

         On August 30, 2000 Meridian spudded the Avoca #5-1 well in Section 5 on the southwest part of the island, approximately 3.5 miles southwest of the Avoca #47-1 well. On November 6, 2000, a Meridian representative advised the Company by telephone that the Avoca #5-1 had reached a total depth in a side track hole of 18,817 feet and is being abandoned as a dry hole.

         Burlington Resources Oil & Gas Company's Conrad Industries No. 1 well, located in the Wyandotte Field opposite the northern part of Avoca Island, was placed on production April 29, 2000 and generated $121,192 in royalty income, net of severance taxes, in the third quarter of 2000. The current average daily production was 5,261 Mcf of gas and 109 barrels of condensate when the well "watered out" on August 20, 2000. Burlington has advised the Company that it plans to sidetrack the well in an attempt to restore production. Avoca's net revenue interest in the unit is approximately 6.30%.

         From the second quarter of 1997 until the fourth quarter of 1999, the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well, also in the Ramos Field, was responsible for virtually all of the Company's royalty income. As compared with the third quarter of 1999, royalty income, net of severance taxes, from the Avoca No. 1 well increased $11,055 or approximately 31% as a result of a 78% increase in the average sales price of gas, which offset a 40% decline in gas production. According to the well's operator, a recently completed acid treatment to the well's producing formation has improved its performance.

         Lease bonuses and delay rentals for the three-month period increased $31,600 as compared to the third quarter of 1999 as a result of the exercise by McRae Exploration & Production, Inc. of its option to take down an oil, gas and mineral lease on 158 acres on the northern part of the island.

         Interest  income  on  U.S.   Government  and  U.S.   Government  agency
securities increased $12,130 or approximately 36% because of the availability of increased funds for investment and slightly higher interest rates.

         As compared with the third quarter of 1999, total expenses increased $2,780 or approximately 7%. Increases in legal and accounting serv ices (primarily attributable to the litigation discussed in Part II of this report), consultant fees and insurance were partially offset by decreases in geological and engineering fees and miscellaneous expenses.

         The change in income tax expense for the three months ended September 30, 2000 resulted from an increase in taxable income for the third quarter of 2000 as compared to the third quarter of 1999.

         Total revenue for the nine-month period ended September 30, 2000 increased $1,059,321 or approximately 145%. The increase resulted from a substantial increase in royalty income and modest increases in lease bonuses and delay rentals, interest income and rental and other income, which more than offset the absence of income from lease option payments.

         Royalty income, net of severance taxes, for the first nine months of 2000 was $1,199,735 or approximately 915% higher than the corresponding period of 1999. The primary reason for the increase is the production from the Thibodaux No. 1 & No. 2 wells and the Conrad Industries #1 well previously discussed.

         Lease bonuses and rental income increased $31,600 because of the new McRae lease, discussed above.

         Interest  income  on  U.S.   Government  and  U.S.   Government  agency
securities increased $20,200 or approximately 21% because of the availability of increased funds for investment and slightly higher interest rates.

         Expenses for the nine-month period ended September 30, 2000 increased $51,708 or approximately 38%. Of the $37,894 increase in legal and accounting services, $32,292 is attributable to legal fees relating to the lawsuit described under Part II, Item 1 of this report, incorporated herein by reference, and to unitization proceedings on the Burlington Conrad Industries No. 1 well. Consultant fees increased primarily because of additional compensation earned by the Company's general manager and its land manager on Avoca Island. Increased mineral activity, including unitization proceedings, resulted in a $6,837 increase in geological and engineering fees.

         The change in income tax expense for the nine months ended September 30, 2000 resulted from an increase in taxable income for the first nine months of 2000 as compared to the like period of 1999.

         The Company's continued liquidity is evidenced by the fact that approximately 91% of its assets, as measured by book value, are cash and U.S. Government and U.S. Government agency securities.

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

                                         AVOCA, INCORPORATED
                                         -------------------
                                              Registrant



November  9  , 2000                    /s/ Robert C. Baird, Jr.
        -----                          ------------------------------
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