Form 10KSB
period 2000-12-31
AVOCA INC
filed 2001-03-23
CIK 316537

March 22, 2001







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-9219
                                                              ------------------

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-KSB for the period ended December 31, 2000.

                The financial statements in the report do not reflect a change from the preceding year in any accounting principles or practices or in the methods of application of those principles or practices.

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

X  /  Annual report pursuant to Section 13 or 15(d)  of  the Securities Exchange
---   Act of 1934 for the fiscal year ended December 31, 2000

   /  Transition  report  pursuant  to  Section  13 or  15(d)  of the Securities
---   Exchange  Act of 1934 for the  transition  period  from        to
                                                             --------    -------

Commission file number 0-9219
                      -------

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
                             ------------------------

Securities registered under Section 12(b) of the Act:
               Title of each class                      Name of each exchange on
                                                             which registered
                          None                                    None
-----------------------------------------------------   ------------------------

Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock - No Par Value
                          ---------------------------
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              -----

State issuer's revenues for its most recent fiscal year.  $2,384,160
                                                          ----------

The aggregate market value of common stock held on March 1, 2001 by non-affiliates of the registrant was $9,438,608. Such value has been computed on the basis of the average bid and asked prices of the stock and by excluding, from the 830,500 shares outstanding on that date, all stock beneficially owned by officers and directors of the registrant and by beneficial owners of more than five percent of its stock, even though all such persons may not be affiliates as defined in SEC Rule 12b-2.

The Company has only one class of common stock, of which 830,500 shares were outstanding on March 1, 2001.

Parts I and II incorporate by reference information from the Annual Report to Shareholders for the year ended December 31, 2000. Part III incorporates by reference information from the Company's Proxy Statement dated February 20, 2001.

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                               -----   -----

An exhibit index is located on page 17

                               AVOCA, INCORPORATED

                          Index to 10-KSB Annual Report

                                                                            PAGE

PART I

Item 1:          Description of Business                                     3-9
Item 2:          Description of Property                                    9-10
Item 3:          Legal Proceedings                                         10-11
Item 4:          Submission of Matters to a Vote of Security Holders          11


PART II

Item 5:          Market for Common Equity
                 and Related Stockholder Matters                              11
Item 6:          Management's Discussion and Analysis or Plan of
                 Operation                                                    11
Item 7:          Financial Statements                                         12
Item 8:          Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosures                      12

PART III

Item 9:          Directors, Executive Officers, Promoters and
                 Control Persons; Compliance With Section 16(a)
                 of the Exchange Act                                       12-13
Item 10:         Executive Compensation                                       13
Item 11:         Security Ownership of Certain Beneficial Owners
                 and Management                                               13
Item 12:         Certain Relationships and Related Transactions               13
Item 13:         Exhibits and Reports on Form 8-K                          13-15




                                                              Page 2 of 17 Pages

                                     PART I

Item 1     Description of Business
------     -----------------------

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

           Avoca, Incorporated is a passive royalty company that derives most of its income from royalties, bonuses and delay rentals under oil and gas leases covering its Avoca Island acreage. The following table and accompanying lease map furnish information respecting mineral leases in effect for the year ended December 31, 2000.

                                                              Page 3 of 17 Pages

MINERAL INCOME

Year Ended December 31, 2000

                                                                                        Initial         Income Recognized in 2000
                                            Date of                                     Payment         Lease Bonus           Net
Lessee/Operator                             Lease          Acreage     Expiration       Per Acre        or Delay Rental    Royalties
------------------------------------------------------------------------------------------------------------------------------------
Texaco, Inc.                               5/17/63         41.900      Termination        $ 75           $   --           $       79
                                                                      of production

Alliance Operating Company*                8/14/87        276.733      Termination        $200               --              174,174
                                                                      of production

Burlington Resources Oil & Gas Company     8/12/96          7.914      Termination        $110
                                                                      of production
                                                                                                             --              156,007
Burlington Resources Oil & Gas Company    12/12/97        127.476      Termination        $150
                                                                      of production

The Meridian Resource & Exploration Co.    5/27/98        406.720      Termination        $200           81,345            1,294,475
                                                                      of production
                                                                      or 5/27/01 if
                                                                      nonproducing

CNG Producing Company                      8/19/99      1,637.550      Termination        $200          327,510                   --
                                                                      of production
                                                                      or 8/19/02 if
                                                                      nonproducing

The Meridian Resource & Exploration Co.   11/18/99         80.000      Termination        $300           24,000                   --
                                                                      of production
                                                                      or 11/18/02 if
                                                                      nonproducing

The Meridian Resource & Exploration Co.   11/23/99        131.680      Termination        $350           46,088                    -
                                                                      of production
                                                                      or 11/23/02 if
                                                                      nonproducing

McRae Exploration & Production, Inc.        7/3/00        158.000      Termination        $200           31,600                   --
                                                                      of production
                                                                      or 7/03/03 if
                                                                      nonproducing

Burlington Resources Oil & Gas Company    11/15/00         51.410      Termination        $350           17,993                   --
                                                                      of production
                                                                      or 11/15/03 if
                                                                      nonproducing

The Meridian Resource & Exploration Co.   12/06/00         50.460      Termination        $350           17,661                   --
                                                                      of production
                                                                      or 12/06/03 if
                                                                      nonproducing
                                                                                                       --------           ----------
*Delta Operating corporation is the operator                                                           $546,197           $1,624,735
                                                                                                       ========           ==========


                                                              Page 4 of 17 Pages

                       [Map of Avoca Island appears here,
                    showing property of Avoca, Incorporated,
                       mineral leases and well locations]

                                                              Page 5 of 17 Pages

------     -----------------------
           At December 31, 2000, approximately 20% of the Company's land (3,051 acres) was covered by oil and gas leases. Approximately 535 acres were held by production. The remaining 2,516 acres were covered by leases which, if nonproducing, will expire at the end of their three year primary terms unless the lessees pay delay rentals to maintain them in effect. The leases (11 in all) stipulate royalties ranging from 21% to 30%.

           In 2000, the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well, located in the Ramos Field, was responsible for $174,174 or approximately 11% of the Company's royalty income. The well was responsible for 35% and 99% of the Company's royalty income in 1999 and 1998 respectively. Total gas and condensate recoveries from the Avoca No. 1 well (in which the Company has a net revenue interest of approximately 19%) decreased from 275,816 Mcf of gas and 3,950 barrels of condensate in 1999 to 216,264 Mcf of gas and 3,463 barrels of condensate in 2000.

           Since 1999, The Meridian Resources & Exploration Co., ("Meridian") C.M. Thibodaux No. 1 and No. 3 wells have been the Company's largest royalty producers. The C. M. Thibodaux No. 1 well was placed on production June 15, 1999 from the Operc 5 sand, went off production June 25 due to a blowout of the C. M. Thibodaux No. 2 well and returned to production August 24 after the plugging of the No. 2 well. The C.M. Thibodaux No. 3 well went on production in early November of 1999 from the Operc B sand. Royalties from these wells, in which Avoca, Incorporated has a net revenue interest of 2.87%, were responsible for 80% of the Company's royalty income during 2000, up from 65% in 1999. Total 2000 production from the C. M. Thibodaux No. 1 and No. 3 wells was 7,898,975 Mcf of gas, 342,428 barrels of condensate and 10,547,944 gallons of natural gas liquids
(NGL) as reported on the check vouchers, a substantial increase over the

1,337,524 Mcf of gas, 149,060 barrels of condensate and 5,117,661 gallons of natural gas liquids (NGL) produced in 1999.

           The Conrad Industries No. 1 well, drilled by Burlington Resources Oil & Gas Company ("Burlington") and located in the Wyandotte Field opposite the northern part of Avoca Island, was placed on production April 29, 2000 and generated $156,007 in royalty income for the Company before it "watered out" on August 20, 2000. The average daily production was 5,261 Mcf of gas and 109 barrels of condensate. Burlington is in the process of sidetracking the well in an attempt to restore production. Avoca's net revenue interest in the unit is approximately 6.30%.

           The Company's share of production from the Bateman Lake Field tract leased to Texaco, Inc. has been negligible in recent years.

           In addition to information regarding prices, the following table shows the Company's share of gas produced (in terms of thousand cubic feet), oil delivered (in terms of barrels) and natural gas liquids (in terms of gallons) from the Ramos Field and Wyandotte Field during the last three years.

                     Volume                            Average Sales Price
-------------------------------------------       ------------------------------
Year       Gas          Oil        NGL            Per mcf   Per bbl      Per gal
1998    60,587 mcf    818 bbls                    $ 2.28    $ 12.62
1999    89,891 mcf  7,056 bbls  146,822 gal       $ 2.41    $ 18.06        $ .35
2000   284,030 mcf  9,934 bbls  199,688 gal       $ 4.28    $ 27.80        $ .42

           Although mineral leasing activity decreased in 2000 (three leases covering 260 acres as compared with four mineral leases covering 2,729 acres in 1999 and two leases covering 1,115 acres in 1998), drilling activity increased significantly. In August, Meridian spudded the Avoca No. 5-1 well in Section 5 on the southwest part of the island. The well was drilled to a total depth of 18,817 feet before being abandoned in November as a dry hole. In July, Meridian spudded the Avoca No. 47-1 well which bottomholed in Section 47 on the northeast end of the island. In early December, the well was placed on production and tested at gross daily flow rates of up to 15.5 Mcf of gas and

                                                              Page 7 of 17 Pages

187 barrels of oil. As a result of the successful Avoca No. 47-1 well, Meridian spudded the Avoca No. 47-2 well on December 9, 2000 which is expected to bottomhole approximately 1,700 feet south of the No. 47-1 well. Burlington has advised the Company that it has permitted a new well that will bottomhole in
Section 36, near the eastern end of the island.

           Further information regarding oil and gas operations on the Company's property appears under the captions "Report to the Shareholders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 and 14-15 of the Company's 2000 Annual Report to
Shareholders, attached as an exhibit hereto and incorporated herein by reference. The Company's activities with respect to oil and gas are limited to the granting of leases, options, seismic permits and the collection of bonuses, delay rentals and landowner royalties thereunder. Accordingly, only limited information, furnished primarily by the Company's lessees, has been included with respect to oil and gas operations affecting the Company's lands. Complete information regarding these and related matters, such as proved reserves, is unavailable to the Company and cannot be obtained without unreasonable effort or expense.

           Wild game, bird hunting and non-commercial fishing rights on Avoca Island are leased to the Avoca Duck Club. A 600 acre, seven-year cattle lease, signed in 1998, has helped to minimize expenditures toward land clearing and fence maintenance. This lease has been superceded by a 758-acre lease that expires in 2007.

           The Company has no employees but retains the services of three individuals as independent contractors. One acts as consultant to the Board of Directors and assists with the Company's day-to-day business affairs. The other two individuals maintain the Company's financial records and watch over the Company's lands, respectively.

                                                              Page 8 of 17 Pages

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

           Avoca Island is within the Morgan City Harbor and Terminal district. Bayou Bouef and Bayou Chene, which border the island for a distance of approximately thirteen miles and form its northern, eastern and southern perimeters, are part of the Gulf section of the Intracoastal Waterway. Approximately one-third of the island, located along its northern and eastern perimeters, is dry ground. The remaining two-thirds is under shallow water. Avoca Island is rural, and its surface is virtually undeveloped.

           Over the years preliminary studies and proposals have been made with regard to a bridge linking Avoca Island with the mainland, but no definitive action has resulted from these efforts. With the Company's cooperation, a new feasibility study concerning industrial development of Avoca Island was completed in 1998 by the St. Mary Parish government and has been reviewed by the Company and others.

           A study conducted with the assistance of LSU's Cooperative Extension Service in 1991 indicates that aquaculture and tree farming are not economically feasible and that the island's


                                                              Page 9 of 17 Pages
suitability for farming is limited. The Company is continuing its search for ways to prudently develop Avoca Island for agricultural and commercial use. In addition to ongoing surface maintenance operations and its long standing lease of hunting and fishing rights to the Avoca Duck Club, the Company in 1998 signed a cattle grazing lease covering approximately 600 acres on the north and western parts of the island. The lease was replaced by a new lease, covering 758 acres, in 2000.

           Information regarding development of oil and gas resources on Avoca Island is provided under Item 1 of this report, incorporated herein by reference.

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

           Having answered the Company's petition, the defendant and other heirs of John Singleton filed a Notice of Lis Pendens, Reconventional Demand and Petition in Nullity claiming ownership of the parcel (and other lands not claimed by the Company) and asserting that a 1970 court judgment which recognized the Company's title to the disputed area is a nullity. Responsive Peremptory Exceptions of Prescription and Res Judicata were filed by the Company on March 3, 2000.

           On June 7, 2000, the court rendered judgment in favor of the Company in the eviction proceedings and ordered Ernest Singleton to vacate the premises. Although Mr. Singleton has left Avoca Island, an appeal has been filed.

                                                             Page 10 of 17 Pages

           In December, 2000, thirty-four named individuals, alleging themselves to be descendants of the original owners of the property described in the petition and reconventional demand, were allowed to intervene and assert ownership claims in the proceedings. In response, a Dilatory Exception of Vagueness was filed.

           On March 13, 2001, the court issued Reasons for Judgment, which includes seven pages of scholarly reasons, upholding Avoca's exception of res judicata and dismissing the Singletons' Reconventional Demand and Petition in Nullity at the reconvenors' cost. Notwithstanding the intervenors' claim and pending appeal of the court's earlier eviction ruling, as a practical matter, a judgment in accordance with the March 13, 2001 Reasons For Judgment should put an end to the litigation. Nevertheless, a judgment has not yet been entered and an appeal is possible.

Item 4     Submission of Matters to a Vote of Security Holders
------     ---------------------------------------------------

           Not Applicable

                                     PART II

Item 5     Market for Common Equity and Related Stockholder Matters
------     --------------------------------------------------------

           The information called for by this item appears under the caption "Stock Prices and Related Security Holder Matters" on page 15 of the Company's 2000 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 6     Management's Discussion and Analysis or Plan of Operation
------     ---------------------------------------------------------

           The information called for by this item appears under the captions "Report to the Shareholders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 and 14-15, respectively, of the Company's 2000 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 7     Financial Statements
------     --------------------

           The information called for by this item appears on pages 5 through 13 of the Company's 2000 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 8      Changes in and Disagreements with Accountants
------      on Accounting and Financial Disclosures
            ---------------------------------------------

            Not Applicable

                                                             Page 11 of 17 Pages

                                    PART III

Item 9     Directors, Executive Officers,
------     Promoters and Control Persons; Compliance
           With Section 16(a) of the Exchange Act
           --------------------------------------

           The Company has three executive  officers, all of whom are directors:
Robert C. Baird, Jr., President, J. Scott Tucker, Vice President, and M. Cleland Powell, III, Secretary-Treasurer. Information concerning such persons and another director, Guy C. Lyman, Jr., and concerning Richard W. Fox, who resigned as a director and Vice President of the Company on March 9, 2001, is shown under the caption "Number and Election of Directors" on pages 3 and 4 of the Company's Proxy Statement dated February 20, 2001, incorporated herein by reference. Mr. Fox has been replaced as a director by Bernard E. Boudreaux, Jr., who was nominated by management and elected at the Company's 2001 Annual Meeting of Shareholders to serve for one year and until his successor is chosen and has qualified.

           Mr. Boudreaux, age 64, has served as Executive Counsel to the Governor of Louisiana since January 2000. Prior thereto, he was the District Attorney for Iberia, St. Martin and St. Mary Parishes, Louisiana.

           Mr. Boudreaux is Chairman of the Board of Sterling Sugars, Inc. He owns no stock of Avoca, Incorporated.

           The balance of the information called for by this item appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 5 of the Company's Proxy Statement dated February 20, 2001, incorporated herein by reference.

Item 10    Executive Compensation
-------    ----------------------
           Information  concerning   Mr.  Boudreaux's    ownership   of   Avoca,
Incorporated stock is included under Item 9, supra. The remaining information called for by this item appears under the

                                                             Page 12 of 17 Pages
caption "Information Concerning Management - Executive Compensation" on page 5 of the Company's Proxy Statement dated February 20, 2001, incorporated herein by reference.

Item 11     Security Ownership of Certain
-------     Beneficial Owners and Management
            --------------------------------

            The information called for by this item appears under the caption "Voting Securities" on pages 2 and 3, and under the caption "Number and Election of Directors" on pages 3 and 4, of the Company's Proxy Statement dated February 20, 2001, incorporated herein by reference.

Item 12     Certain Relationships
-------     and Related Transactions
            ------------------------

            The information called for by this item appears under the caption "Information Concerning Management - Certain Relationships" on page 5 of the Company's Proxy Statement dated February 20, 2001, incorporated herein by reference.

                                     PART IV

Item 13     Exhibits and Reports on Form 8-K
-------     --------------------------------

(a)1.       Financial Statements

            The  following  financial   statements  of    Avoca,   Incorporated,
included in its 2000 Annual Report to Shareholders, are incorporated by reference in Part II, Item 7:

            Report of Arthur Andersen LLP, Independent Public Accountants, dated January 11, 2001

            Balance sheet - December 31, 2000

            Statements of Income - years ended
            December 31, 2000 and 1999

            Statements of Retained Earnings -
            years ended December 31, 2000 and 1999


                                                             Page 13 of 17 Pages

            Statements of Cash Flows - years ended
            December 31, 2000 and 1999

            Notes to Financial Statements -
            December 31, 2000

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

            3.4       Copy of amendment to Charter, dated
                      May 30, 19751

            3.5       Copy of amendment to Charter, dated
                      September 15, 19812

            3.6       Copy of amendment to Charter, dated
                      March 17, 19872

            3.7       Copy of Composite Charter (as of
                      August 14, 1987)2

            4.0       Copy of specimen stock certificate1

            13        Annual Report to Shareholders for
                      the year ended December 31, 2000. Except for the information expressly specifically incorporated by reference in this Form 10-KSB, the annual report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed filed as part of the Form 10-KSB.

            27        Financial Data Schedule

                                                             Page 14 of 17 Pages

(b)           Reports on Form 8-K

              One Form 8-K, dealing with declaration of an annual dividend, was filed on December 19, 2000.

----------------------
1 Incorporated by reference from registrant's Form 10 Registration Statement, filed with the Securities and Exchange Commission on April 29, 1980, Commission file number 0-9219.

2 Incorporated by reference from registrant's Form 8 Report dated August 14, 1987, Commission file number 0-9219.

                                                             Page 15 of 17 Pages

                                   SIGNATURES
                                   ----------

              Pursuant to the requirements of Section 13 of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avoca, Incorporated

By: /s/Robert C. Baird, Jr.
    ------------------------------------------------
    Robert C. Baird, Jr.
    President and principal executive,
    financial and accounting officer

Date: March  20 , 2001
            ----

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Robert C. Baird, Jr.
---------------------------------------
Robert C. Baird, Jr., Director
Date: March  20 , 2001
            ----


/s/Guy C. Lyman, Jr.
---------------------------------------
Guy C. Lyman, Jr., Director
Date: March  20 , 2001
            ----



---------------------------------------
M. Cleland Powell, III, Director
Date: March     , 2001
            ----


/s/J. Scott Tucker
---------------------------------------
J. Scott Tucker, Director
Date: March  20 , 2001
            ----

                                                             Page 16 of 17 Pages

                                  Exhibit Index

                                                                    Sequentially
                                                                      Numbered
Exhibit No.                        Description                          Page
-----------                        -----------                      ------------
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

   3.5                          Copy of amendment to Charter,
                                dated September 15, 1981(2)

   3.6                          Copy of amendment to Charter,
                                dated March 17, 1987(2)

   3.7                          Copy of Composite Charter (as
                                of August 14, 1987)(2)

   4.0                          Copy of specimen stock
                                certificate(1)

    13                          Annual Report to Shareholders
                                for the year ended December 31,
                                2000.  Except for the information
                                expressly  specifically  incorporated
                                by reference in this Form 10-KSB,
                                the annual report is provided solely
                                for the  information  of the
                                Securities and Exchange  Commission
                                and is not to be deemed filed as part
                                of the Form 10-KSB.

    27                          Financial Data Schedule


--------------------
(1)Incorporated by reference from registrant's Form 10 Registration Statement, filed with the Securities and Exchange Commission on April 29, 1980, Commission file number 0-9219.

(2)Incorporated by reference from registrant's Form 8 Report dated August 14, 1987, Commission file number 0-9219.


                                                             Page 17 of 17 Pages

                                                                      EXHIBIT 13






                   AVOCA                           Annual Report
                                                   --------------------------
                INCORPORATED                       2000

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

Directors and Officers


Robert C. Baird, Jr.,                           Guy C. Lyman, Jr., Director;
Director and President                          Attorney,
Executive Vice President,                       Milling Benson Woodward L.L.P.
Whitney National Bank
                                                M. Cleland Powell, III, Director
Richard W. Fox,                                 and Secretary Treasurer;
Director and Vice President;                    Senior Vice President,
President, Fox Financial                        Whitney National Bank
Consulting, Inc. (business valuation)
and Manager, Longford Farm, L.L.C.              J. Scott Tucker; Director;
(land management, farming and                   President and Chief Executive
investments)                                    Officer, Hellenic, Inc. (real
                                                estate, oil and gas,
                                                investments, construction)



                                                           AVOCA, Incorporated 3

Report to the Shareholders

Issued Preliminary to the Sixty-ninth
Annual Meeting of Shareholders on March 20, 2001

Dear Shareholders:

         Aided by higher oil and gas prices, the Company in 2000 continued to benefit from ongoing interest in exploration and development of Avoca Island's mineral resources. The Company's net income increased by 76%, from $803,584 in 1999 to $1,415,018 in 2000. The increase was attributable to a 330% increase in revenue from royalty income net of severance taxes which more than offset decreases in revenue from bonuses and delay rentals and lease option payments.

         The major contributor to royalty income was a full year of production from The Meridian Resource & Exploration, Inc. C. M. Thibodaux No. 1 and No. 3 wells in the Ramos Field, which produced $1,294,475 or 80% of the Company's 2000 net royalty income. The Company's remaining royalty income was produced by Delta Operating Corporation Avoca No. 1 well, also in the Ramos Field, and Burlington Resources Oil & Gas Company Conrad Industries No. 1 well in the Wyandotte Field before it watered out on August 20, 2000.

         Although leasing activity decreased in 2000, drilling activity increased significantly. In August, Meridian spudded the Avoca No. 5-1 well in
Section 5 on the southwest part of the island. The well was drilled to a total depth of 18,817 feet before being abandoned in November as a dry hole. In July, Meridian spudded the Avoca No. 47-1 well which bottomholed in Section 47 on the northeast end of the island. In early December, the well was placed on production and tested at gross daily flow rates of up to 15.5 Mcf of gas and 187 barrels of oil. As a result of the successful Avoca No. 47-1 well, Meridian spudded the Avoca No. 47-2 well on December 9, 2000 which will bottomhole approximately 1,700 feet south of the No. 47-1 well.

         The Company continues to explore opportunities for use of the surface acreage of Avoca Island in addition to the long-standing hunting and fishing lease with the Avoca Duck Club. The 600-acre cattle lease executed in 1998 was replaced by a 758-acre cattle lease, thereby increasing the acreage on which surface maintenance costs have been eliminated.

         The Company's operations and financial condition are further discussed on page 14 of this report and a complete list of mineral leases is shown inside the back cover. We appreciate your continued interest and support of Avoca, Incorporated.

                                                        Respectfully submitted,


                                                        /s/ Robert C. Baird, Jr.
                                                        Robert C. Baird, Jr.
                                                        President


4  AVOCA, Incorporated

Report of
Independent Public Accountants

To the Stockholders of
Avoca, Incorporated

         We have audited the accompanying balance sheet of Avoca, Incorporated (a Louisiana corporation) as of December 31, 2000 and the related statements of income, retained earnings, and cash flows for the years ended Dec. 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avoca, Incorporated as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

                                                         /s/ Arthur Andersen LLP

New Orleans, Louisiana
January 11, 2001

                                                          AVOCA, Incorporated  5

BALANCE SHEET

                                                                    December 31
                                                                       2000
                                                                    -----------

ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                     $   526,590
      Short-term investments                                          2,342,317
      Accounts receivable                                               159,895
      Accrued interest receivable                                        64,308
      Recoverable income taxes                                           13,392
      Prepaid expenses                                                    9,170
                                                                    -----------
           TOTAL CURRENT ASSETS                                       3,115,672

PROPERTY AND EQUIPMENT
      Net of accumulated depreciation and depletion of $609,270          68,943

OTHER ASSETS
      Long-term investments                                             725,000
      Avoca Drainage Bonds, $415,000, in default -
          at nominal amount                                                   1
                                                                    -----------
                                                                     $3,909,616
                                                                    ===========

                                                          AVOCA, Incorporated  6

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                         $    22,581
      Dividends payable                                               1,287,275
                                                                    -----------
          TOTAL CURRENT LIABILITIES                                   1,309,856

DEFERRED INCOME TAXES                                                    11,874

SHAREHOLDERS' EQUITY
      Common stock, no par value -- authorized, issued and
           outstanding 830,500 shares                                    94,483
      Retained earnings                                               2,493,403
                                                                    -----------
          TOTAL SHAREHOLDERS' EQUITY                                  2,587,886


                                                                     $3,909,616
                                                                    ===========

See accompanying notes.

                                                          AVOCA, Incorporated  7

STATEMENTS OF INCOME

                                                    Year ended December 31
                                                2000                      1999
                                                --------------------------------

Revenue:
      Royalties                                 $ 1,680,232            $ 398,793
         Less severance taxes                        55,497               21,605
                                                -----------            ---------
                                                  1,624,735              377,188

      Lease bonuses and delay rentals               546,197              780,943
      Lease option payments                              --              113,941
      Interest income                               171,231              134,791
      Rental income                                  33,708               30,783
      Other                                           8,289                7,164
                                                -----------            ---------
                                                  2,384,160            1,444,810
Expenses:
      Attorney fees and expenses                     53,124               14,597
      Auditing fees                                  21,275               17,800
      Bookkeeping and clerical services               7,350                6,000
      Management fees                                59,425               52,624
      Directors' fees                                 6,250                5,000
      Geological and engineering fees and
        expenses                                     26,550               13,885
      Insurance                                      25,905               25,335
      Office and miscellaneous expenses              43,211               31,857
      Taxes, other than income taxes                 22,153               20,564
      Repairs and cleanup expenses                   16,518               17,913
                                                -----------            ---------
                                                    281,761              205,575
                                                -----------            ---------

            INCOME BEFORE INCOME TAXES            2,102,399            1,239,235

Income taxes                                        687,381              435,651
                                                -----------            ---------

                            NET INCOME           $1,415,018           $  803,584
                                                ===========           ==========

Earnings per share (basic and diluted)           $     1.70           $      .97
                                                ===========           ==========

Dividends declared per share                     $     1.55           $      .85
                                                ===========           ==========













See accompanying notes.

8  AVOCA, Incorporated

                                                 STATEMENTS OF RETAINED EARNINGS

                                                          Year ended December 31
                                                 2000                       1999
--------------------------------------------------------------------------------

Retained Earnings:

      Balance at beginning of year        $ 2,365,660                 $2,268,001

      Net income for the year               1,415,018                    803,584
                                          -----------                -----------
                                            3,780,678                  3,071,585

      Cash dividends:
         2000 - $1.55 per share             1,287,275                          -
         1999 - $ .85 per share                     -                    705,925
                                          -----------                -----------

                BALANCE AT END OF YEAR    $ 2,493,403                 $2,365,660
                                          ===========                 ==========



See accompanying notes.

                                                          AVOCA, Incorporated  9

STATEMENTS OF CASH FLOWS

                                                                                            Year ended December 31
                                                                                       2000                   1999
------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net income                                                                $   1,415,018          $     803,584
    Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation expense                                                          4,389                  3,760
        Deferred taxes                                                                 (507)                  (507)
        Change in operating assets and liabilities:
           Accounts receivable                                                      (63,895)               (74,411)
           Accrued interest receivable                                              (30,329)                (5,426)
           Prepaid expenses                                                            (668)                (1,934)
           Accounts payable and accrued expenses                                      5,666                    750
           Income taxes                                                               6,281                (21,041)
                                                                              -------------          --------------
                                             NET CASH PROVIDED BY
                                             OPERATING ACTIVITIES                 1,335,955                704,775

INVESTING ACTIVITIES
    Purchase of short-term investments                                           (1,787,591)              (148,767)
    Purchase of long-term investments                                                    --             (1,503,873)
    Maturity of investments                                                         922,578              1,662,334
    Purchase of equipment                                                                --                 (2,512)
                                                                              -------------          --------------

                                             NET CASH PROVIDED BY
                                   (USED IN) INVESTING ACTIVITIES                  (865,013)                 7,182

FINANCING ACTIVITIES
    Dividends paid                                                                 (705,925)              (265,760)
                                                                              --------------         --------------

                                                 NET CASH USED IN
                                             FINANCING ACTIVITIES                  (705,925)              (265,760)
                                                                              --------------         --------------

                                           INCREASE (DECREASE) IN
                                        CASH AND CASH EQUIVALENTS                  (234,983)               446,197

Cash and cash equivalents at beginning of year                                      761,573                315,376
                                                                              -------------          -------------

                                        CASH AND CASH EQUIVALENTS
                                                   AT END OF YEAR             $     526,590          $     761,573
                                                                              =============          =============


See accompanying notes.

10  AVOCA, Incorporated

                                                   NOTES TO FINANCIAL STATEMENTS

December 31, 2000

NOTE A-Significant Accounting Policies

General: Avoca, Incorporated (the Company) owns and leases land, located in St. Mary Parish, Louisiana, to unaffiliated parties for oil and gas exploration. In addition to interest income and the leasing of hunting rights, income in the accompanying financial statements is primarily derived from lease bonuses, delay rentals, lease option payments and royalties received from oil and gas production related to these leases. Estimates of proved reserves related to the leases are not available.

Cash Equivalents: Cash equivalents consist of investments with a maturity of three months or less from date of purchase.

Investments: Short-term investments consist of a United States Government Treasury Note and United States Government agency securities with an original maturity of greater than three months but with maturity dates within one year from the balance sheet date.

         Long-term investments consist of three United States Government agency securities due in 2002.

         Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost including accrued interest. At December 31, 2000 all short-term investments and long-term investments were classified as held-to-maturity. The fair value of the investments approximated the carrying value at December 31, 2000.

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

Fair Value of Financial Instruments: The fair value of the Company's financial assets and liabilities approximates book value at December 31, 2000.


                                                         AVOCA, Incorporated  11

NOTES TO FINANCIAL
STATEMENTS (Continued)

NOTE B-Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

                                                         2000               1999
--------------------------------------------------------------------------------

Current:
         Federal                                    $ 599,414         $ 382,803
         State                                         88,474            53,355
                                                    ---------         ---------
                            TOTAL CURRENT             687,888           436,158
                                                    ---------         ---------

Deferred:
         Federal                                         (442)             (445)
         State                                            (65)              (62)
                                                    ---------        ----------
                            TOTAL DEFERRED               (507)             (507)
                                                    ---------        ----------
                                                    $ 687,381         $ 435,651
                                                    =========         =========

The deferred income tax liability of $11,874 relates to a difference between the accounting and income tax basis of property and equipment.

The Company paid income taxes of $684,000 and $455,000 in 2000 and 1999, respectively.

NOTE B-Income Taxes (continued)

The reconciliations between the federal statutory income tax rate and the Company's effective income tax rate, for the years ended December 31 are as follows:

                                                                      2000                     1999
                                                              Amount        Rate       Amount         Rate
-----------------------------------------------------------------------------------------------------------
Tax expense based on federal statutory rate                 $714,816        34.0%     $421,340        34.0%
Statutory percentage depletion                               (85,606)       (4.1)      (20,339)       (1.6)
State income taxes (net of federal income tax deduction)      87,179         4.1        53,311         4.3
Other                                                        (29,008)       (1.4)      (18,661)       (1.5)
                                                             --------       ------     --------       -----

                                           INCOME TAXES     $687,381        32.7%     $435,651        35.2%
                                                             =======        =====      =======        =====

12  AVOCA, Incorporated

                                                              NOTES TO FINANCIAL
                                                          STATEMENTS (Continued)

NOTE C-Major Customers

The net royalties received from three independent oil and gas exploration companies accounted for virtually all of total net royalties recorded for the year ended December 31, 2000 compared to two independent oil and gas exploration companies accounting for virtually all of total net royalties recorded for the year ended December 31, 1999. Lease bonus and delay rental revenue in 2000 and 1999 was the result of leases with four and three companies, respectively. Lease option payments consisted of payments from two companies for the year ended December 31, 1999.

NOTE D-Oil and Gas Quantities Produced (unaudited)

The following table reflects the Company's share of the oil and gas volumes produced from leases held under production during each of the last two years:

                                                     Production
                                     -------------------------------------------
                                       Oil               Gas              NGL
                                     (BBLs)             (MCFs)           (GALs)
                                     -------------------------------------------
2000                                 11,204            301,232           302,613
1999                                  7,056             89,891           146,822


NOTE E-Commitment

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

Management's Discussion and
Analysis of Financial Condition and
Results of Operations

Liquidity and Capital Resources

The Company's continued liquidity is evidenced by the fact that more than 92% of its assets, as measured by book value, are cash and cash equivalents, U.S. Government and U.S. Government agency securities. Current liabilities at year end were $1,309,856, including a $1,287,275 dividend declared in December 2000 but not paid until January 2001.

         The Company's business is largely passive and consequently all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees. Current financial resources and anticipated net income are expected to be adequate to meet cash requirements in the year ahead.

2000 As Compared to 1999

         The Company's profitability continued to increase in 2000. Revenue for the year increased $939,350 or approximately 65% primarily because the $1,247,547 increase in royalty income net of severance taxes more than offset the $234,746 decrease in revenue from lease bonuses and delay rentals and the $113,941 decrease in lease option payments.

         Royalty income, net of severance taxes, rose from $377,188 to $1,624,735 or approximately 330%, principally because of production from The Meridian Resources & Exploration Company's C.M. Thibodaux No. 1 and No. 3 wells in the Ramos Field. The two wells were responsible for $1,294,475 or approximately 80% of the Company's total net royalty income in 2000. The No. 1 well was placed on production June 15,1999 from the Operc 5 sand, went off production June 25, 1999 due to the blowout of the C.M. Thibodaux No. 2 well and returned to production August 24, 1999 after the successful plugging of the No. 2 well. The No. 3 well (a replacement for the No. 2 well) went on production from the Operc B sand in early November 1999. The Company's net revenue interest in both wells is approximately 2.87%. Total 2000 production from the Thibodaux No. 1 & No. 3 wells was 7,898,975 Mcf of gas, 342,428 barrels of condensate and 10,547,944 gallons of natural gas liquids as reported on the check vouchers.

         In 2000, the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well, also in the Ramos Field, was responsible for $174,174 or approximately 11% of the company's royalty income. In 1999, the well was responsible for 35% of the Company's royalty income. Total gas and condensate recoveries from the Avoca No. 1 well (in which the Company has a net revenue interest of approximately 19%) decreased from 275,816 Mcf of gas and 3,950 barrels of condensate in 1999 to 216,264 Mcf of gas and 3,463 barrels of condensate in 2000. The well was shut in for several days in July to acid treat the producing formation. According to the well's operator, performance is improving. The average 2000 sales prices from the Avoca No. 1 well were approximately $4.18 per Mcf of gas and $26.83 per barrel of condensate as compared to $2.42 per Mcf of gas and $15.70 per barrel of condensate in 1999.

         Burlington Resources Oil & Gas Company's Conrad Industries No. 1 well, located in the Wyandotte Field opposite the northern part of Avoca Island, was placed on production April 29, 2000 and generated $156,007 in royalty income for the Company before it "watered out" on August 20, 2000. The average daily production was 5,261 Mcf of gas and 109 barrels of condensate. Burlington is in the process of sidetracking the well in an attempt to restore production. Avoca's net revenue interest in the unit is approximately 6.30%. Burlington has advised the Company that it has permitted another well (the Avoca No. 1), which will bottomhole in Section 36, T16S, R13E, near the eastern end of the island, to a total depth of 21,000 feet to test the CRIS A-1 sand. Depending on rig availability, Burlington hopes to spud the well in the first quarter of 2001.

         On July 27, 2000, Meridian spudded the Avoca No. 47-1 well, which has bottomholed in Section 47 on the northeast end of Avoca Island. The well was placed on production December 4, 2000 from perforations in the Operc 3 sands from 19,444 to 19,464 feet and tested at gross daily flow rates of up to 15.5 Mcf of gas, 187 barrels of oil, on a 17/64 inch choke with a flowing tubing pressure of 11,300 psig.

         On August 30, 2000, Meridian spudded the Avoca No. 5-1 well on an 880-acre tract in Section 5 on the southwest part of the island, approximately
3.5 miles southwest of the Avoca No. 47-1 well. On November 6, 2000, Meridian advised the Company the Avoca No. 5-1 well had reached a total depth of 18,817 feet in a sidetrack hole and was being abandoned as a dry hole. Since Meridian has elected not to pay the $176,000 delay rental due November 18, 2000, its lease on this tract has expired.

         On December 9, 2000, Meridian spudded the Avoca No. 47-2 well, which is permitted to a total depth of 20,000 feet, to test the Operc 5 sand and will bottomhole approximately 1,700 feet south of the Avoca No. 47-1 well.

         As compared with four new oil, gas and mineral leases covering 2,729.23 acres which were responsible for $573,598 in lease bonuses during 1999, the Company during 2000 granted three new leases which netted $67,254 in lease bonuses. An option granted last year resulted in a 158-acre lease to McRae Exploration & Production, Inc. A 51.41-acre lease was granted to Burlington and a 50.46-acre lease was granted to Meridian.

         Interest  income   on  U.S.  Government  and  U.S.   Government  agency
securities increased slightly due to the availability of

                                                          Continued on next page

                                                         AVOCA, Incorporated  14

Management's Discussion and
Analysis of Financial Condition and
Results of Operations (Continued)

increased funds for investment and slightly higher interest rates.

         Overall expenses were $76,186 or approximately 37% higher in 2000 than in 1999. Of the $38,527 increase in legal fees and expenses, $34,984 was attributable to legal fees relating to a lawsuit to evict a former lessee from a small parcel of land located on the northeast part of the island. The lawsuit, in which the defendant and members of his family have asserted ownership claims, is also responsible for $5,633 of the $11,354 increase in office and miscellaneous expenses. The $12,665 increase in geological and engineering fees and expenses resulted from an increased need for these services in 2000.

         In comparison with 1999, income tax expense increased $251,730 as a result of an increase in taxable income.

         Basic and diluted net income was $1.70 per share in 2000 as compared to $.97 per share in 1999. In line with the Company's increased income, dividends increased from $.85 per share in 1999 to $1.55 per share in 2000. Future dividends will be largely dependent on the amount of oil and gas related income received.

         Further information regarding the Company's financial condition and results of operations is contained in the President's message on page 4.

STOCK PRICES AND RELATED
SECURITY HOLDER MATTERS

         As of January 8, 2001, there were approximately 696 holders of record of the Company's stock, which is traded in the over-the-counter market.

         The following table shows the range of high and low bid quotations for the Company's stock for each quarterly period during the last two years, as quoted by the National Quotation Bureau, Incorporated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not reflect actual transactions. The table also shows the amount and frequency of cash dividends declared by the Company during the same period.

Period               High    Low     Declared   Record Date   Date Paid  Amount
2000
  First Quarter     $21.00  $18.75
  Second Quarter     21.00   18.00
  Third Quarter      25.00   18.50
  Fourth Quarter     25.00   18.00   12-14-00     1-8-01        1-22-01   $1.55

1999
  First Quarter     $14.00  $12.00
  Second Quarter     22.00   15.00
  Third Quarter      23.00   19.00
  Fourth Quarter     21.00   19.00   12-17-99     1-6-00        1-21-00    $.85


AVOCA
INCORPORATED

The Company will furnish without charge a copy of its 2000 Annual Report on Form 10-KSB to be filed with the Securities and Exchange Commission, including the financial statements and financial statement schedules thereto, to any record or beneficial owner of its Common Stock as of February 7, 2001. Requests for the report must be in writing addressed to Avoca, Incorporated, 228 St. Charles Avenue, Suite 838, New Orleans, Louisiana 70130, Attention: M. Cleland Powell,
III. If made by a person who was not a shareholder of record on February 7, 2001, the request must include a good faith representation that such person was a beneficial owner of Common Stock on that date.

                                                         AVOCA, Incorporated  15

                       [Map of Avoca Island appears here,
                    showing property of Avoca, Incorporated,
                       mineral leases and well locations]

MINERAL INCOME

Year Ended December 31, 2000

                                                                                        Initial         Income Recognized in 2000
                                            Date of                                     Payment         Lease Bonus           Net
Lessee/Operator                             Lease          Acreage     Expiration       Per Acre        or Delay Rental    Royalties
------------------------------------------------------------------------------------------------------------------------------------
Texaco, Inc.                               5/17/63         41.900      Termination        $ 75           $   --           $       79
                                                                      of production

Alliance Operating Company*                8/14/87        276.733      Termination        $200               --              174,174
                                                                      of production

Burlington Resources Oil & Gas Company     8/12/96          7.914      Termination        $110
                                                                      of production
                                                                                                             --              156,007
Burlington Resources Oil & Gas Company    12/12/97        127.476      Termination        $150
                                                                      of production

The Meridian Resource & Exploration Co.    5/27/98        406.720      Termination        $200           81,345            1,294,475
                                                                      of production
                                                                      or 5/27/01 if
                                                                      nonproducing

CNG Producing Company                      8/19/99      1,637.550      Termination        $200          327,510                   --
                                                                      of production
                                                                      or 8/19/02 if
                                                                      nonproducing

The Meridian Resource & Exploration Co.   11/18/99         80.000      Termination        $300           24,000                   --
                                                                      of production
                                                                      or 11/18/02 if
                                                                      nonproducing

The Meridian Resource & Exploration Co.   11/23/99        131.680      Termination        $350           46,088                    -
                                                                      of production
                                                                      or 11/23/02 if
                                                                      nonproducing

McRae Exploration & Production, Inc.        7/3/00        158.000      Termination        $200           31,600                   --
                                                                      of production
                                                                      or 7/03/03 if
                                                                      nonproducing

Burlington Resources Oil & Gas Company    11/15/00         51.410      Termination        $350           17,993                   --
                                                                      of production
                                                                      or 11/15/03 if
                                                                      nonproducing

The Meridian Resource & Exploration Co.   12/06/00         50.460      Termination        $350           17,661                   --
                                                                      of production
                                                                      or 12/06/03 if
                                                                      nonproducing
                                                                                                       --------           ----------
*Delta Operating corporation is the operator                                                           $546,197           $1,624,735
                                                                                                       ========           ==========