Form 10QSB
period 2001-03-31
AVOCA INC
filed 2001-05-14
CIK 316537

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001
                               -------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 830,500 shares on May 1, 2001
                                           -------------------------------------

Transitional Small Business Disclosure Former (check one);  Yes        No    X
                                                                ------    ------

An exhibit index is located at page 14 of this report.

                               AVOCA, INCORPORATED
                               -------------------

                                    I N D E X
                                    ---------



                                                                        Page No.

Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - March 31, 2001                     4

                  Condensed Statements of Income
                           Three Months Ended March 31, 2001
                           and 2000                                            5

                  Condensed Statements of Cash Flows
                           Three Months Ended March 31, 2001
                           and 2000                                            6

                  Notes to Condensed Financial Statements                      7

                  Management's Discussion and Analysis or
                  Plan of Operation                                         8-10

Part II.          Other Information
                  -----------------
                  Legal Proceedings                                        10-11

                  Submission of Matters to a Vote of
                  Security Holders                                         11-12

                  Exhibits and Reports on Form 8-K                            12

                  Signature                                                   13

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                                 March 31, 2001



Assets
Current assets:
     Cash and cash equivalents                                        $  315,014
     Short-term investments                                            2,185,005
     Accounts receivable                                                 499,414
     Accrued interest receivable                                          33,429
     Prepaid expenses                                                     17,693
                                                                      ----------
Total current assets                                                   3,050,555

Property and equipment, less accumulated
   depreciation and depletion                                             67,846

Other assets:
     Long-term investments                                             1,050,000
     Avoca Drainage Bonds, $415,000, in default -- at nominal amount           1
                                                                      ----------
                                                                      $4,168,402
                                                                      ==========


Liabilities and shareholders' equity
Current liabilities:
     Accounts payable and accrued expenses                            $    9,396
     Income taxes payable                                                477,087
                                                                      ----------
Total current liabilities                                                486,483

Deferred income taxes                                                     11,747

Shareholders' equity:
     Common stock, no par value -- authorized, issued and outstanding
          830,500 shares                                                  94,483
     Retained earnings                                                 3,575,689
                                                                      ----------
Total shareholders' equity                                             3,670,172
                                                                      ----------
                                                                      $4,168,402
                                                                      ==========


See accompanying notes

                               Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)


                                                        Three months ended
                                                             March 31
                                                      2001               2000
                                                   -----------------------------
Revenue:
   Royalties                                       $1,651,213         $  316,599
   Less severance taxes                                31,462             16,228
                                                   ----------         ----------
                                                    1,619,751            300,371

   Interest income                                     43,019             34,707
   Rental income                                            -                 10
                                                   ----------         ----------
                                                    1,662,770            335,088

Expenses:
   Legal and accounting services                       16,118             24,806
   Consultant fees                                     27,963             22,825
   Geological and engineering fees                     15,477              9,931
   Insurance                                            6,840              6,510
   Miscellaneous expenses                              31,043             29,853
                                                   ----------         ----------
                                                       97,441             93,925
                                                   ----------         ----------

Income before income taxes                          1,565,329            241,163

Income taxes                                          483,043             73,604
                                                   ----------         ----------

Net income                                         $1,082,286         $  167,559
                                                   ==========         ==========

Net income per share                                   $ 1.30             $ 0.20
                                                   ==========         ==========


See accompanying notes

                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)


                                                        Three months ended
                                                             March 31
                                                      2001               2000
                                                   -----------------------------
Operating activities
Net income                                         $1,082,287        $  167,559
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation expense                               1,097             1,097
     Deferred taxes                                      (127)             (127)
     Changes in operating assets and liabilities:
         Operating assets                            (303,771)            8,506
         Operating liabilities                        463,901            60,866
                                                   ----------         ---------
Net cash provided by operating activities           1,243,387           237,901

Investing activities
     Purchase of investments                       (1,569,811)         (125,000)
     Maturity of investments                        1,402,123                 -
                                                   ----------         ----------
Net cash used in investing activities                (167,688)         (125,000)

Financing activities
Dividends paid                                     (1,287,275)         (705,925)
                                                   ----------         ---------
Net cash used in financing activities              (1,287,275)         (705,925)

Net decrease in cash and cash equivalents            (211,576)         (593,024)

Cash and cash equivalents at beginning of period      526,590           761,573
                                                   ----------         ----------

Cash and cash equivalents at end of period         $  315,014         $ 168,549
                                                   ==========         ==========


See accompanying notes

                              Avoca, Incorporated

              Notes to Condensed Financial Statements (Unaudited)

                        Three months ended March 31, 2001


1. Basis of Accounting

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholder's report incorporated by reference in the Form 10-KSB for the year ended
December 31, 2000.

        The Company considers its United States Government securities held with a maturity of three months or less when purchased to be cash equivalents.

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

         The unaudited condensed statements of income show that net income for the first quarter of 2001 as compared with the first quarter of 2000 increased from $167,559 to $1,082,286 or approximately 546%.
         Total revenues, net of severance taxes, rose from $335,088 to $1,662,770 because of increased royalties received from The Meridian Resources & Exploration Company on the C.M. Thibodaux No. 1 and No. 3 wells. As compared with the first quarter of 2000, total production from the two wells during the first quarter of 2001 was substantially unchanged, but the average sales price of gas increased 260% from these wells. The increase in revenues was also attributable to royalties received from Meridian on the new Avoca No. 47-1 well, which went on production December 4, 2000. All the wells are in the Ramos Field, across Bayou Chene just north of the eastern end of Avoca Island. The Thibodaux No. 1 well produces from the Operc 5 sand at the approximate rate of 5,550 Mcf of gas and 440 barrels of condensate per day. The Thibodaux No. 3 well produces from the Operc B sand at the approximate daily rate of 19,000 Mcf of gas and 350 barrels of condensate. The Company's net revenue interest in both wells is approximately 2.87%.
         The  Avoca  No.  47-1  well  (in  which  the  Company has a net revenue interest of approximately 12.41%) bottom holed in Section 47 west of the Thibodaux No. 1 and No. 3 wells and was placed on production December 4, 2000 from the Operc 3 sand. The approximate daily production is 12,500 Mcf of gas and 180 barrels of condensate. Production from the three Meridian wells was responsible for 95% of the Company's royalty income for the first quarter of 2001.
         Royalty income from the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well, also in the Ramos Field, for the first quarter of 2001 was $84,909 as compared to $34,390 for the first quarter of 2000. A 217% increase in the average sales price of gas from this well offset a 20% decline in gas production. According to the well's operator, a recently completed acid treatment to the well's producing formation is intended to improve its future performance. The Conrad Industries No. 1 well, drilled by Burlington Resources Oil & Gas Company and located in the Wyandotte Field opposite the northern part of Avoca Island, was placed on production April 29, 2000 and generated $156,007 in royalty income for the Company before it "watered out" on August 20, 2000. A representative of Burlington on April 23, 2001 advised the Company that it was abandoning sidetracking operations and had applied for a state permit to plug and abandon the well.
         On March 29, 2001, Burlington spudded the Avoca No. 1 well which will bottom hole in Section 36 near the eastern end of the island. The Avoca #1 well is a 20,500-foot test of the Cris A-2 sand, which is below the Operc B and Operc 5 sands producing from the Meridian wells.
         On December 9, 2000 Meridian spudded the Avoca No. 47-2 well with the expectation that it would bottom hole approximately 1,700 feet south of the No. 47-1 well in Section 47 on the northeast end of the island. A May 4, 2001 Meridian press release indicates that the well was drilled to a total depth of 20,675 feet and logged, but the objective Operc 5 sand was faulted out. The press release further states that Meridian will use the well bore to drill another well to test the Operc sands in an adjacent fault block.
         Interest  income  on  U. S.  Government  and  U. S.  Government  agency securities increased $8,312 or approximately 24% due to increased funds available for investment.
         As compared with the first quarter of 2000, total expenses increased $3,516 or approximately 4%. A reduction in the need for legal and accounting services offset an increased need for geological and engineering services. Consultant fees increased due to additional compensation paid to the Company's general manager.

         The change in income tax expense for the three months ended March 31, 2001 resulted from an increase in taxable income for the first quarter of 2001 as compared to the first quarter of 2000. The Company's continued liquidity is evidenced by the fact that approximately 85% of its assets, as measured by book value, are cash and U.S. Government and U.S. Government agency securities. In addition to interest income and the leasing of hunting rights, the Company customarily derives essentially all of its other income from bonuses, delay rentals and royalties under oil, gas and mineral leases of its Avoca Island acreage. The Company's business is passive and all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees.

                           Part II - OTHER INFORMATION

Item 3 - Legal Proceedings
         Avoca, Incorporated on December 29, 1999 filed in the 16th Judicial District Court for the Parish of St. Mary (Docket No. 105195) a lawsuit to evict a former lessee, Ernest Singleton, from a small parcel of land (less than 10 acres) located in the northeast part of Avoca Island. The parcel is included in The Meridian Resource & Exploration, Inc.'s 647.504 acre unit for the C.M. Thibodaux Nos. 1 and 3 wells.
         Having answered the Company's petition, the defendant and other heirs of John Singleton filed a Notice of Lis Pendens, Reconventional Demand and Petition in Nullity claiming ownership of the parcel (and other lands not claimed by the Company) and asserting that a 1970 court judgment which recognized the Company's title to the disputed area is a nullity. Responsive Peremptory Exceptions of Prescription and Res Judicata were filed by the Company on March 3, 2000. On June 7, 2000, the court rendered judgment in favor of the Company in the eviction proceedings and ordered Ernest Singleton to vacate the premises. Although Mr. Singleton has left Avoca Island, an appeal has been filed.
         In December, 2000, thirty-four named individuals, alleging themselves to be descendants of the original owners of the property described in the petition and reconventional demand, were allowed to intervene and assert ownership claims in the proceedings. In response, a Dilatory Exception of Vagueness was filed.
         On March 13, 2001, the court issued Reasons for Judgment, which includes seven pages of scholarly reasons, upholding Avoca's exception of res judicata and dismissing the Singletons' Reconventional Demand and Petition in Nullity at the reconvenors' cost. Notwithstanding the intervenors' claim and pending appeal of the court's earlier eviction ruling, as a practical matter, the judgment entered in accordance with the March 13, 2001 Reasons For Judgment should put an end to the litigation. Nevertheless, a notice of appeal has been filed.

Item 4 - Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on March 20, 2001. Management's proposal to fix at five the number of directors to be elected for the ensuing year was approved by the following vote:

               For          Against          Abstain          Broker Nonvotes
               ---          -------          -------          ---------------
             743,759         None              562                5,753

Messrs. Baird, Boudreaux, Lyman, Powell and Tucker were elected directors for the ensuing year by the following vote:
                                               Withhold
                                     For         Vote         Broker Nonvotes
                                     ---       --------       ---------------

   Robert C. Baird, Jr.            743,718       603               5,753
   Bernard E. Boudreaux, Jr.       743,718       603               5,753
   Guy C. Lyman, Jr.               743,718       603               5,753
   M. Cleland Powell, III          743,718       603               5,753
   J. Scott Tucker                 743,718       603               5,753


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


                                       AVOCA, INCORPORATED
                                       -------------------
                                            Registrant



                                       /s/Robert C. Baird, Jr.
May 2, 2001                            -----------------------------------------
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