Form 10QSB
period 2001-06-30
AVOCA INC
filed 2001-08-13
CIK 316537

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------------------------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -----------------    -----------------------------
Commission file number 0-9219
                      ----------------------------------------------------------

                              AVOCA, INCORPORATED
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Louisiana                               72-0590868
------------------------------               ---------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ----    ----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 830,500 shares on July 27, 2001
                                          --------------------------------------

Transitional Small Business Disclosure Former (check one); Yes         No   X
                                                               -------    ------

                               AVOCA, INCORPORATED
                              --------------------
                                    I N D E X
                                    ---------
                                                                       Page No.

Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - June 30, 2001                     4

                  Condensed Statements of Income
                           Three Months Ended June 30, 2001
                           and 2000 and Six Months Ended
                           June 30, 2001 and 2000                             5

                  Condensed Statements of Cash Flows
                           Six Months Ended June 30, 2001
                           and 2000                                           6

                  Notes to Condensed Financial Statements                     7

                  Management's Discussion and Analysis or
                  Plan of Operation                                        8-11

Part II.          Other Information
                  -----------------
                  Legal Proceedings                                       11-12

                  Exhibits and Reports on Form 8-K                           12

                  Signature                                                  13

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                                  June 30, 2001



Assets
Current assets:
     Cash and cash equivalents                                       $    24,152
     Short-term investments                                            1,694,810
     Accounts receivable                                                 396,957
     Accrued interest receivable                                          55,093
     Prepaid income taxes                                                 31,725
     Prepaid expenses                                                     22,377
                                                                     -----------
Total current assets                                                   2,225,114

Property and equipment, less accumulated
   depreciation and depletion                                             66,749

Other assets:
     Long-term investments                                             1,390,000
     Avoca Drainage Bonds, $415,000, in default -- at nominal amount           1
                                                                     -----------
                                                                     $ 3,681,864
                                                                     ===========


Liabilities and shareholders' equity
Current liabilities:
     Accounts payable and accrued expenses                           $     3,278
                                                                     -----------
Total current liabilities                                                  3,278

Deferred income taxes                                                     11,621

Shareholders' equity:
     Common stock, no par value -- authorized, issued and outstanding
          830,500 shares                                                  94,483
     Retained earnings                                                 3,572,482
                                                                     -----------
Total shareholders' equity                                             3,666,965
                                                                     -----------
                                                                     $ 3,681,864
                                                                     ===========


See accompanying notes


                                                             Avoca, Incorporated

                                               Condensed Statements of Income (Unaudited)


                                                             Three months ended                           Six months ended
                                                                   June 30                                    June 30
                                                           2001               2000                   2001                  2000
                                                           ----               ----                   ----                  ----
Revenue:
   Royalties                                          $ 1,255,705         $   361,544           $  2,906,918           $  678,143
   Less severance taxes                                    33,869              14,189                 65,331               30,417
                                                      -----------         -----------           ------------           ----------
                                                        1,221,836             347,355              2,841,587              647,726

   Lease option payments                                  200,000                   -                200,000                   -
   Delay rentals                                                -              81,345                      -               81,345
   Interest income                                         52,626              36,470                 95,645               71,177
   Rental income                                           25,795              25,298                 25,795               25,308
                                                      -----------         -----------           ------------           ----------
                                                        1,500,257             490,468              3,163,027              825,556

Expenses:
   Legal and accounting services                           12,660              23,313                 28,778               48,119
   Consultant fees                                         12,550              12,300                 40,513               35,125
   Geological and engineering fees                          1,450               2,324                 16,927               12,255
   Insurance                                                6,840               6,549                 13,680               13,059
   Miscellaneous expenses                                   9,302               8,720                 40,345               38,573
                                                      -----------         -----------           ------------           ----------
                                                           42,802              53,206                140,243              147,131
                                                      -----------         -----------           ------------           ----------

Income before income taxes                              1,457,455             437,262              3,022,784              678,425

Income taxes                                              464,062             137,053                947,105              210,657
                                                      -----------         -----------           ------------           ----------

Net income                                            $   993,393         $   300,209           $  2,075,679           $  467,768
                                                      ===========         ===========           ============           ==========



Earnings per share                                    $      1.20         $      0.36           $       2.50           $     0.56
                                                      ===========         ===========           ============           ==========
    (basic and diluted)




See accompanying notes

                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)


                                                         Six months ending
                                                              June 30
                                                       2001              2000
                                                   -----------------------------


Operating activities
Net income                                         $ 2,075,679        $ 467,768
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation expense                                2,194            2,194
     Deferred taxes                                       (253)            (253)
     Changes in operating assets and liabilities:
         Operating assets                             (259,387)         (59,174)
         Operating liabilities                         (19,303)          25,715
                                                   ------------       ----------
Net cash provided by operating activities            1,798,930          436,250

Investing activities
     Purchase of investments                        (2,602,296)        (648,416)
     Maturity of investments                         2,584,803          199,938
                                                   ------------       ----------
Net cash used in investing activities                  (17,493)        (448,478)

Financing activities
Dividends paid                                      (2,283,875)        (705,925)
                                                   ------------       ----------
Net cash used in financing activities               (2,283,875)        (705,925)

Decrease in cash and cash equivalents                 (502,438)        (718,153)

Cash and cash equivalents at beginning of period       526,590          761,573
                                                   ------------       ----------

Cash and cash equivalents at end of period         $    24,152        $  43,420
                                                   ============       ==========



See accompanying notes

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                         Six months ended June 30 , 2001

1.  Basis of Accounting

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 2000.

         The Company considers its United States Government securities held with a maturity of three months or less when purchased to be cash equivalents.

Item 2 - Management's Discussion and
                  Analysis or Plan of Operation

         The unaudited condensed statements of income show that net income for the second quarter of 2001 as compared with the second quarter of 2000 increased from $300,209 to $993,393 or approximately 231%.
         Revenue from royalties, net of severance taxes increased from $347,355 to $1,221,836 primarily because of royalties received from The Meridian Resources & Exploration Company on a new well, the Avoca No. 47-1, which went on production December 4, 2000. The increase in revenue is also attributable to increased royalties received on the C.M. Thibodaux No. 1 and No. 3 wells. Production from the three Meridian wells was responsible for 98% of the Companyss.s royalty income for the second quarter of 2001. All of the wells are in the Ramos Field, across Bayou Chene just north of the eastern end of Avoca Island.
         The Avoca No. 47-1 well (in which the Company has a net revenue interest of approximately 12.41%) bottomed holed in Section 47 west of the C.M. Thibodaux No. 1 and No. 3 wells and produces from the Operc 3 sand. The current approximate daily production is 13,400 Mcf of gas and 175 barrels of condensate.
         During the second quarter of 2001, total production from the C.M. Thibodaux No. 1 and No. 3 wells (in which the Company has a net revenue interest of approximately 2.71%) was substantially unchanged as compared with the second quarter of 2000, but the average sales price of gas from these wells increased 108 %. Both wells produced from Operc sands.
         Meridian used the surface location and the surface casing of the Avoca No. 47-2 well (which was abandoned in early May, 2001 because its objective, the Operc 5 sand, was faulted out) to drill the Thibodaux No. 25-2 well to bottom hole in Bayou Chene opposite the eastern end of Avoca

Island. The Thibodaux No. 25-2 well was drilled to a vertical depth of 18,720 feet targeting the Operc A, B, C and 3 sands. On July 20, 2001, a Meridian representative advised the Company that the well had logged as a non-producer and was being temporarily abandoned awaiting further evaluation.
         Despite a 78% increase in the average sales price of gas, royalty income from the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well, also in the Ramos Field, for the second quarter of 2001 declined to $21,566 as compared to $37,877 for the second quarter of 2000. The decrease is attributable to a 63% decline in gas production. According to the well's operator, the treatment for scale in March 2001 was not a complete success and the well was treated again on May 11, 2001. Since the second treatment, the operator has advised the company that it sees a slow improvement in the well'L/F performance.
         The Conrad Industries No. 1 well, drilled by Burlington Resources Oil & Gas Company and located in the Wyandotte Field opposite the northern part of Avoca Island, was placed on production April 29, 2000 and generated $37,109 in royalty income for the Company in the second quarter of 2000 before it "watered out" on August 20, 2000. Burlington abandoned its sidetracking operations in April 2001 and the well has been plugged and abandoned.
         On March 29, 2001, Burlington spudded the Avoca No. 36-1 well, which will bottom hole in Section 36 near the eastern end of the island. The Avoca No. 36-1 well is a 20,500-foot test of the Cris A-2 sand, which is below the Operc sands producing from the Meridian wells. The well is currently drilling at approximately 18,140 feet.
         The Company received lease option payments of $200,000 in the second quarter of 2001 from the granting of a new oil, gas and mineral lease option to Burlington. The option, which covers

1,873.0147 acres in the center of the island, is for six months or sixty days after the testing of the Burlington No. 36-1 well, whichever comes first. If the option is exercised, half of the option payment will be credited towards the $500,000 lease bonus.
         Interest income on U.S. Government and U.S. Government agency securities increased $16,156 or approximately 44% due to increased funds available for investment.
         As compared with the second quarter of 2000, total expenses were reduced $10,404 or approximately 20%. The primary reason for the reduction was an $11,452 decrease in attorneys fees (included under legal and accounting services) associated with the litigation described under Item 3 of this report.
         The change in income tax expense for the three months ended June 30, 2001 resulted from an increase in taxable income for the second quarter of 2001 as compared to the second quarter of 2000.
         Total revenue for the six-month period ended June 30, 2001 rose $2,337,471 or approximately 283% because of a substantial increase in royalty income and income from lease option payments.
         Royalty income, net of severance taxes for the first six months of 2001 was approximately 338% higher than the corresponding period of 2000. The primary reasons for the increase are royalty income from the new Avoca No. 47-1 well, increased royalty income from the C.M. Thibodaux No. 1 and No. 3 wells and the Burlington lease option payment, all previously discussed.
         Interest income on U.S. Government and U.S. Government agency securities increased $24,468 or approximately 34% because of the availability of increased funds for investment.
         Expenses for the six-month period ended June 30, 2001 decreased $6,888 or approximately

5%. Of the $19,341 decrease in legal and accounting services, $17,316 is primarily attributable to the above mentioned reduction in litigation costs, which more than offset slight increases in consultant fees and geological and engineering fees, insurance and miscellaneous expenses.
         The change in income tax expense for the six months ended June 30, 2001 resulted from an increase in taxable income for the first six months of 2001 as compared to the first six months of 2000.
         The Company's continued liquidity is evidenced by the fact that approximately 84% of its assets, as measured by book value, are cash and U.S. Government and U.S. Government agency securities.
         In addition to interest income and the leasing of hunting rights, the Company customarily derives essentially all of its other income from bonuses, delay rentals and royalties under oil, gas and mineral leases of its Avoca Island acreage. The Company's business is passive and all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees.

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

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B:

         NONE

         (b)      Reports on Form 8-K

         One Form 8-K, dealing with declaration of a special dividend, was filed on June 11, 2001.

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

                                       AVOCA, INCORPORATED
                                       -------------------
                                            Registrant


August 2, 2001                         /s/Robert C. Baird, Jr.
                                       -----------------------------------------
                                       Robert C. Baird, Jr.
                                       President and Principal Financial Officer