Form 10QSB
period 2001-09-30
AVOCA INC
filed 2001-11-09
CIK 316537

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the transition period from                     to
                              --------------------   -----------------------

Commission file number 0-9219
                       ---------------------------------------------------------

                               AVOCA, INCORPORATED
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Louisiana                                72-0590868
--------------------------------------------------------------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)

         228 St. Charles Avenue, Suite 838, New Orleans, Louisiana 70130
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (504) 552-4720
                 ----------------------------------------------
                           (Issuer's telephone number)


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

Yes   X    No
    ------    ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 830,500 shares on October 31, 2001
                                           -------------------------------------

Transitional Small Business Disclosure Format (check one);  Yes        No    X
                                                                ------    ------

                               AVOCA, INCORPORATED
                               -------------------

                                    I N D E X
                                    ---------

                                                                        Page No.
                                                                        --------
Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - September 30, 2001                 4

                  Condensed Statements of Income
                           Three Months Ended September 30, 2001
                           and 2000 and Nine Months Ended
                           September 30, 2001 and 2000                         5

                  Condensed Statements of Cash Flows
                           Nine Months Ended September 30, 2001
                           and 2000                                            6

                  Notes to Condensed Financial Statements                      7

                  Management's Discussion and Analysis or
                  Plan of Operation                                         8-11

Part II.          Other Information

                  Legal Proceedings                                        12-13

                  Exhibits and Reports on Form 8-K                            13

                  Signature                                                   14

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                               September 30, 2001



Assets
Current assets:
     Cash and cash equivalents                                                                          $   37,386
     Short-term investments                                                                              2,304,426
     Accounts receivable                                                                                   280,376
     Accrued interest receivable                                                                            36,444
     Prepaid income taxes                                                                                  114,801
     Prepaid expenses                                                                                       16,102
                                                                                                        ----------
Total current assets                                                                                     2,789,535

Property and equipment, less accumulated depreciation and depletion                                         65,652

Other assets:
     Long-term investments                                                                               1,602,323
     Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                             1
                                                                                                        ----------
Total Assets                                                                                            $4,457,511
                                                                                                        ==========



Liabilities and shareholders' equity
Current liabilities:
     Accounts payable and accrued expenses                                                               $   5,345
                                                                                                         ---------
Total current liabilities                                                                                    5,345

Deferred income taxes                                                                                       11,494

Shareholders' equity:
     Common stock, no par value -- authorized, issued and outstanding
          830,500 shares                                                                                    94,483
     Retained earnings                                                                                   4,346,189
                                                                                                        ----------
Total shareholders' equity                                                                               4,440,672
                                                                                                        ----------
                                                                                                        $4,457,511
                                                                                                        ==========


See accompanying notes

                                                                    Page 4 of 14

                               Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)


                                                            Three months ended                   Nine months ended
                                                               September 30                         September 30
                                                          2001               2000              2001               2000
                                                       ---------          ---------        ----------         ----------
Revenue:
   Royalties                                           $ 878,130          $ 562,885        $3,785,048         $1,241,028
   Less severance taxes                                   48,798             10,876           114,129             41,293
                                                       ---------          ---------        ----------         ----------
                                                         829,332            552,009         3,670,919          1,199,735

   Lease option payments                                       -                  -           200,000                  -
   Lease bonuses and delay rentals                       328,510            359,110           328,510            440,455
   Interest income                                        42,757             45,711           138,402            116,888
   Rental and other income                                 4,145              7,346            29,940             32,654
                                                       ---------          ---------        ----------         ----------
                                                       1,204,744            964,176         4,367,771          1,789,732

Expenses:
   Legal and accounting services                          12,637              9,331            41,415             57,450
   Consultant fees                                        12,375             12,050            52,887             47,175
   Geological and engineering fees                         6,354              1,046            23,281             13,301
   Insurance                                               7,082              6,792            20,763             19,851
   Miscellaneous expenses                                 10,792             13,198            51,137             51,771
                                                       ---------          ---------        ----------         ----------
                                                          49,240             42,417           189,483            189,548
                                                       ---------          ---------        ----------         ----------

Income before income taxes                             1,155,504            921,759         4,178,288          1,600,184

Income taxes                                             381,797            312,884         1,328,902            523,541
                                                       ---------          ---------        ----------         ----------

Net income                                            $  773,707          $ 608,875        $2,849,386         $1,076,643
                                                      ==========          =========        ==========         ==========



Earnings per share                                    $     0.93          $    0.74        $     3.43         $     1.30
    (basic and diluted)                               ==========          =========        ==========         ==========



See accompanying notes

                                                                    Page 5 of 14

                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)


                                                                                                 Nine months ending
                                                                                                    September 30
                                                                                              2001                2000
                                                                                ------------------------------------------
Operating activities
Net income                                                                                $2,849,386           $1,076,643
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation expense                                                                      3,291                3,291
     Deferred taxes                                                                             (380)                (380)
     Changes in operating assets and liabilities:
         Operating assets                                                                   (200,958)             (89,213)
         Operating liabilities                                                               (17,236)              84,876
                                                                                          -----------          -----------
Net cash provided by operating activities                                                  2,634,103            1,075,217

Investing activities
     Purchase of investments                                                              (5,144,045)          (1,615,679)
     Maturity of investments                                                               4,304,613              549,124
                                                                                          -----------          -----------
Net cash used in investing activities                                                       (839,432)          (1,066,555)

Financing activities
Dividends paid                                                                            (2,283,875)            (705,925)
                                                                                          -----------          -----------
Net cash used in financing activities                                                     (2,283,875)            (705,925)

Decrease in cash and cash equivalents                                                       (489,204)            (697,263)

Cash and cash equivalents at beginning of period                                             526,590              761,573
                                                                                          -----------          -----------

Cash and cash equivalents at end of period                                                $   37,386           $   64,310
                                                                                          ===========          ===========



See accompanying notes

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                      Nine months ended September 30, 2001



1.  Basis of Accounting

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 2000.

         The Company considers its United States Government securities held with a maturity of three months or less when purchased to be cash equivalents.

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

         The unaudited condensed statements of income show that net income for the third quarter of 2001 as compared with the third quarter of 2000 increased from $608,875 to $773,707 or approximately 27%.

         Revenue from royalties, net of severance taxes, rose from $552,009 to $829,332 because of royalties received from The Meridian Resources & Exploration Company on a new well, the Avoca No. 47-1, which went on production December 4, 2000. The Avoca No. 47-1 well (in which the Company has a net revenue interest of approximately 12.41%) bottom holed in Section 47 west of the C.M. Thibodaux No. 1 and No. 3 wells and produces from the Operc 3 sand. The current daily production is in line with production during earlier periods.

         During the third quarter of 2001, total production from the C.M. Thibodaux No. 1 and No. 3 wells (in which the Company has a net revenue interest of approximately 2.71%) was substantially unchanged as compared with the third quarter of 2000, but the average sales price of gas from these wells decreased 21 %. Both wells produce from the Operc sands. Production from the three Meridian wells was responsible for 97% of the Company's royalty income for the third quarter of 2001. All the wells are in the Ramos Field, across Bayou Chene just north of the eastern end of Avoca Island.

           Royalty income from the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well, also in the Ramos Field, declined to $25,404 as compared to $47,027 for the third quarter of 2000. The decrease results from a 21% drop in the average sales price of gas coupled with a 19% decline in gas production.

         The Conrad Industries No. 1 well, drilled by Burlington Resources Oil & Gas Company and located in the Wyandotte Field opposite the northern part of Avoca Island, was placed on production April 29, 2000 and generated $121,192 in royalty income for the Company in the third quarter of 2000 before it "watered out" on August 20, 2000. Burlington abandoned its sidetracking operations in April 2001 and the well has been plugged and abandoned.

          On March 29, 2001, Burlington spudded the Avoca No. 36-1 well, which will bottom hole in Section 36 near the eastern end of the island. Having drilled to a vertical depth of 20,323 feet to test the Cris A-2 sand (located below the Operc sands producing from the Meridian wells), the well's operator has advised the Company that the Cris A-2 sands were unproductive. Burlington plans to pull up the hole, with the expectation of completing the well in the Kamarana-1 sand at an approximate depth of 19,205 feet. The Company's participation in the well is as yet undetermined.

         Lease bonuses and delay rentals for the third quarter decreased $30,600 as compared to the third quarter of 2000 because McCrae Exploration & Production, Inc. elected not to pay the delay rental due on its 158-acre oil, gas and mineral lease dated July 3, 2000. The decline was offset slightly by a $1,000 payment received from Meridian for a special six-month extension of the primary term of its lease dated May 27, 1998 on selected acreage.

         Interest  income  on  U.S.   Government  and  U.S.   Government  agency
securities decreased $2,954 or approximately 6% as a result of lower interest rates.

         As compared with the third quarter of 2000, total expenses increased $6,823 or approximately 16%, primarily because of a greater need for geological & engineering services and legal and accounting services.

         The change in income tax expense for the three months ended September 30, 2001 resulted from an increase in taxable income for the third quarter of 2001 as compared to the third quarter of 2000.

         Total revenue for the nine-month period ended September 30, 2001 rose $2,578,039 or approximately 144% because of a substantial increase in royalty income and income from lease option payments.

         Royalty income, net of severance taxes for the first nine months of 2001 was approximately 206% higher than the corresponding period of 2000. The increase is attributable to royalties from the new Avoca No. 47-1 well and a substantial rise in the average sales price of gas from the C.M. Thibodaux No. 1 and No. 3 wells during the first two quarters of 2001.

         During the second quarter of 2001, the Company received a $200,000 lease option payment received from Burlington. This oil, gas and mineral lease option, which covers 1,873.0147 acres in the center of the island, is for six months or sixty days after the testing of the above mentioned Burlington No. 36-1 well, whichever comes first. If the option is exercised, half of the option payment will be credited towards the $500,000 lease bonus.

         Lease bonuses and delay rentals decreased $111,945 for the first nine-months of 2001 as compared to the same period of 2000 because of the absence of delay rentals under Meridian's lease dated May 27, 1998: $81,345 in income was generated from this source in the second quarter of 2000. Also contributing to the decrease, as previously discussed, was McRae's election not to pay the delay rental due under its lease dated July 3, 2000.

         Interest income on U.S. Government and U.S. Government agency securities for the first nine-months of 2001 increased $21,514 or approximately 18% as compared to the same period of 2000 because of the availability of increased funds for investment.

         Total expenses for the nine-month period ended September 30, 2001 remained virtually unchanged from the corresponding period of 2000. A reduction in the need for legal and accounting services (mostly attributable to reduced attorney's fees associated with the litigation described under Item 3 of this report) offset an increased need for geological and engineering services. Consultant fees increased because of added compensation paid to the Company's general manager.

         The change in income tax expense for the nine months ended September 30, 2001 resulted from an increase in taxable income for the first nine months of 2001 as compared to the first nine months of 2000.

         The Company's continued liquidity is evidenced by the fact that approximately 88% of its assets, as measured by book value, are cash and U.S. Government and U.S. Government agency securities.

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

         On September 13, 2001, the Company filed a Motion for Preliminary Injunction to prohibit the Singletons, their invitees, et al. from trespassing on or interfering with the Company's possession and enjoyment of certain described portions of Avoca Island in disregard of the court's prior judgments.

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

                                                     AVOCA, INCORPORATED
                                                     -------------------
                                                          Registrant

November      8    , 2001                      /s/Robert C. Baird Jr.
         ----------                            ---------------------------------
                                               Robert C. Baird, Jr.
                                               President and Principal Financial
                                                 Officer