Form 10KSB
period 2001-12-31
AVOCA INC
filed 2002-03-21
CIK 316537

UNITED STATES

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

X /   Annual  report  pursuant to Section 13 or 15(d) of the Securities Exchange
--    Act of 1934 for the fiscal year ended December 31, 2001

  /   Transition  report  pursuant  to  Section  13 or 15(d)  of the  Securities
--    Exchange Act of 1934 for the transition period from          to
                                                         ----------  -----------

Commission file number 0-9219
                       -------------

                               AVOCA, INCORPORATED
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Louisiana                                   72-0590868
---------------------------------        ---------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)

228 St. Charles Avenue, Suite 838, New Orleans, LA                   70130
--------------------------------------------------            ------------------
    (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number      (504) 552-4720
                              ----------------------------

Securities registered under Section 12(b) of the Act:

     Title of each class                         Name of each exchange on
                                                    which registered
            None                                          None
----------------------------                     -------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock - No Par Value
                           ---------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---

State issuer's revenues for its most recent fiscal year.  $5,534,035
                                                          ----------

The aggregate market value of common stock held on March 8, 2002 by non-affiliates of the registrant was $11,227,640. Such value has been computed on the basis of the average bid and asked prices of the stock and by excluding, from the 830,500 shares outstanding on that date, all stock beneficially owned by officers and directors of the registrant and by beneficial owners of more than five percent of its stock, even though all such persons may not be affiliates as defined in SEC Rule 12b-2.

The Company has only one class of common stock, of which 830,500 shares were outstanding on March 8, 2002.

Parts I and II incorporate by reference information from the Annual Report to Shareholders for the year ended December 31, 2001. Part III incorporates by reference information from the Company's Proxy Statement dated February 19, 2002.

Transitional Small Business Disclosure Format (check one):  Yes         No   X
                                                                 ---        ---

An exhibit index is located on page 18

                               AVOCA, INCORPORATED

                          Index to 10-KSB Annual Report

                                                                            PAGE

PART I

Item 1:          Description of Business                                     3-9
Item 2:          Description of Property                                   10-11
Item 3:          Legal Proceedings                                         11-12
Item 4:          Submission of Matters to a Vote of Security Holders          12


PART II

Item 5:          Market for Common Equity
                 and Related Stockholder Matters                              12
Item 6:          Management's Discussion and Analysis or Plan of
                 Operation                                                    13
Item 7:          Financial Statements                                         13
Item 8:          Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosures                      13


PART III

Item 9:          Directors, Executive Officers, Promoters and
                 Control Persons; Compliance With Section 16(a)
                 of the Exchange Act                                          13
Item 10:         Executive Compensation                                       14
Item 11:         Security Ownership of Certain Beneficial Owners
                 and Management                                               14
Item 12:         Certain Relationships and Related Transactions               14
Item 13:         Exhibits and Reports on Form 8-K                          14-16




                                                              Page 2 of 18 Pages

                                     PART I

Item 1     Description of Business
------     -----------------------

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

           Avoca, Incorporated is a passive royalty company that derives most of its income from royalties, bonuses and delay rentals under oil and gas leases covering its Avoca Island acreage. The following table and accompanying lease map furnish information respecting mineral leases in effect for the year ended December 31, 2001.

                                                              Page 3 of 18 Pages

MINERAL INCOME

Year Ended December 31, 2001

Initial                    Income Recognized in 2001

                                                                                     Initial        Income Recognized in 2001
                                                Date of                              Payment          Lease Bonus       Net
Lessee/Operator                                 Lease       Acreage    Expiration    Per Acre       or Delay Rental  Royalties
----------------------------------------------------------------------------------------------------------------------------------
Texaco, Inc. (Enervest Operating L.L.C.)        5/17/63     41.9000    Termination      $ 75            $   --       $   226
                                                                       of production

Alliance Operating Company
(Delta Operating Corporation)                   8/14/87    276.7330    Termination      $200                --       145,329*
                                                                       of production

Burlington Resources Oil & Gas Company          8/12/96      7.9140    Termination      $110
                                                                       of production
                                                                                                             B         2,472
Burlington Resources Oil & Gas Company         12/12/97    127.4760    Termination      $150
                                                                       of production

The Meridian Resource & Exploration Co.         5/27/98    212.3750    Termination      $200             1,000     4,124,089*
                                                                       of production
                                                                       or 5/27/01 if
                                                                       nonproducing

CNG Producing Company                           8/19/99  1,637.5500    Termination      $200           327,510             B
                                                                       of production
                                                                       or 8/19/02 if
                                                                       nonproducing

The Meridian Resource & Exploration Co.        11/18/99     80.0000    Termination      $300            19,331             B*
                                                                       of production
                                                                       or 11/18/02 if
                                                                       nonproducing

The Meridian Resource & Exploration Co.        11/23/99    131.6800    Termination      $350            46,088             B
                                                                       of production
                                                                       or 11/23/02 if
                                                                       nonproducing

Burlington Resources Oil & Gas Company         11/15/00     51.4100    Termination
                                                                       of production
                                                                       or 11/15/03 if
                                                                       nonproducing     $350            17,993             B

 The Meridian Resource & Exploration Co.        12/06/00     50.4600    Termination
                                                                       of production
                                                                       or 12/06/03 if
                                                                       nonproducing     $350            17,661             B

LLOG Exploration & Production Company           6/01/01     27.0000    Termination
                                                                       of production
                                                                       or 6/1/04 if
                                                                       nonproducing     $300             8,100             B

Burlington Resources Oil & Gas Company L.P.     11/1/01  1,873.0147    Termination
& Petro-Hunt L.L.C. (Petro-Hunt L.L.C.)                                of production
                                                                       on 11/1/04 if
                                                                       nonproducing     $267           500,000             B
                                                                                                      --------    ----------
                                                                                                      $937,683    $4,272,116
                                                                                                      ========    ==========

*All royalties received from the Meridian Resource & Exploration, Inc. are included under the May 27, 1998 lease as separate remittances are not received for the individual leases.

                                                              Page 4 of 18 Pages

                       [Map of Avoca Island appears here,
                    showing property of Avoca, Incorporated,
                       mineral leases and well locations]

                                                              Page 5 of 18 Pages

------     -----------------------
           At December 31, 2001, approximately 28% of the Company's land (4,518 acres) was covered by oil and gas leases. Approximately 547 acres were held by production. The remaining 3,971 acres were covered by leases which, if nonproducing, will expire at the end of their three-year primary terms unless the lessees pay delay rentals to maintain them in effect. The leases (12 in all) stipulate royalties ranging from 21% to 30%.
           The Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well, located in the Ramos Field, was responsible for approximately 35%, 11% and 3% of the Company's net royalty income in 1999, 2000 and 2001, respectively. Total gas and condensate recoveries from the Avoca No. 1 well (in which the Company has a net revenue interest of approximately 19%) amounted to 275,816 Mcf of gas and 3,590 barrels of condensate in 1999 as reported on check vouchers. Production decreased to 216,264 Mcf of gas and 3,463 barrels of condensate in 2000 and to 139,334 Mcf of gas and 1,677 barrels of condensate in 2001 as reported on check vouchers.
           From 1999 until 2001, The Meridian Resources & Exploration Co. ("Meridian") C. M. Thibodaux No. 1 and No. 3 wells were the Company's largest royalty producers. Royalties from these wells, in which Avoca, Incorporated has a net revenue interest of 2.71%, were responsible for approximately 65%, 80% and 30% of the Company's net royalty income during 1999, 2000 and 2001, respectively. Total production from the C.M. Thibodaux No. 1 and No. 3 wells was 1,337,524 Mcf of gas, 149,060 barrels of condensate and 5,117,661 gallons of natural gas liquids in 1999 (four months of production), as compared with 7,898,975 Mcf of gas, 342,428 barrels of condensate and 10,547,944 gallons of natural gas liquids in 2000 and 7,677,632 Mcf of gas, 276,392 barrels of condensate and 2,357,432 gallons of natural gas liquids in 2001, as reported on check vouchers.

                                                              Page 6 of 18 Pages

           A new well, the Avoca 47-1, in which the Company has a net revenue interest of approximately 12.41%, replaced the C.M. Thibodaux No. 1 and No. 3 wells as the Company's largest royalty producer in 2001. The Avoca No. 47-1 well, which went on production in December 2000, bottom holed in Section 47 west of the C.M. Thibodaux No. 1 & No. 3 wells and produces from the Operc 3 sand. This Ramos Field well was responsible for approximately 67% of the Company's net royalty income in 2001. Total 2001 production from the Avoca No. 47-1 well was 4,597,565 Mcf of gas, 64,518 barrels of condensate and 809,733 gallons of natural gas liquids, as reported on check vouchers.
           Burlington Resources Oil & Gas Company's Conrad Industries No. 1 well, located in the Wyandotte Field opposite the northern part of Avoca Island, was placed on production April 29, 2000 and generated $158,479 in net royalty income for the Company before it "watered out" on August 20, 2000. Burlington abandoned its sidetracking operations in April 2001 and the well has been plugged and abandoned.
         The Company's share of production from the Bateman Lake Field tract, leased to Texaco, Inc., has been negligible in recent years.
         In addition to information regarding prices, the following table shows the Company's share of gas produced (in terms of thousand cubic feet), oil delivered (in terms of barrels) and natural gas liquids (in terms of gallons) from the Ramos Field and Wyandotte Field during the last three years.

                            Volume                                            Average Sales Price
     ---------------------------------------------------------         ---------------------------------
     Year           Gas               Oil            NGL               Per Mcf       Per bbl     Per gal
     1999         89,891 mcf       7,056 bbls      146,822 gal         $ 2.41       $ 18.06      $ .35
     2000        284,030 mcf       9,934 bbls      199,688 gal         $ 4.28       $ 27.80      $ .42
     2001        806,177          15,837           164,496             $ 4.94       $ 31.53      $ .41




                                                              Page 7 of 18 Pages

           In 2001, the Company granted two mineral leases covering 1,900.0147 acres, as compared with three leases covering 260 acres in 2000 and four leases covering 2,729 acres in 1999.
           Drilling activity increased significantly in 2001. On December 9, 2000, Meridian spudded the Avoca 47-2 well, which was permitted to a total depth of 20,000 feet to test the Operc 5 sand and to bottomhole approximately 1,700 feet south of the Avoca 47-1 well. In early May 2001, drilling was abandoned because the Operc 5 sand was faulted out. Meridian used that surface location and surface casing to drill the C.M. Thibodaux No. 25-2 well to bottomhole in Bayou Chene opposite the eastern of Avoca Island. The well was drilled to a vertical depth of 18,720 feet, targeting the Operc A, B, C and 3 sands. On July 30, 2001, a Meridian representative advised the Company that the well had logged as a non-producer and was temporarily abandoned awaiting further evaluation.
           On March 29, 2001, Burlington Resources Oil & Gas Company ("Burlington") spudded the Avoca No. 1 well to bottomhole in Section 36 near the eastern end of the island. The No. 1 well was a 20,500-foot test of the Cris A-1 sand, which is below the Operc sands producing from the Meridian wells. Burlington advised the Company that, after drilling to a vertical depth of 20,323 feet, the Cris A-2 sands were found to be unproductive. They pulled back up the hole to between 19,204-19,245 measured depth to a new sand they call the Cris-A and renamed the well State Lease 16049. A test in October 2001 indicated a good commercial well and Burlington applied for a hearing to form a geological production unit. Meridian has taken the position that the sand found at 19,204-19,245 measured depth is an existing sand seen in the C.M. Thibodaux No. 1 well and is an Operc 5 sand completion already unitized as the Operc 5 RA SUA Unit. The issue was reviewed at a recent Office of Conservation hearing the results of which, to date, have not been announced. Meridian has taken over operation of the well.


                                                              Page 8 of 18 Pages

           On December 26, 2001, Burlington and Petro-Hunt L.L.C. (partner and operator) spudded the Avoca No. 45-1 Rocky Raccoon Prospect in Section 45, T16S, R13E in the middle of the island on their 1,873.0147-acre lease. Drilling is underway to test the lower Miocene Cam 1 and Cam 5 sands at a permitted depth of 16,200 feet.
           Further information regarding oil and gas operations on the Company's property appears under the captions "Report to the Shareholders" and
"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 and 14-15 of the Company's 2001 Annual Report to
Shareholders, attached as an exhibit hereto and incorporated herein by reference. The Company's activities with respect to oil and gas are limited to the granting of leases, options, seismic permits and the collection of bonuses, delay rentals and landowner royalties thereunder. Accordingly, only limited information, furnished primarily by the Company's lessees, has been included with respect to oil and gas operations affecting the Company's lands. Complete information regarding these and related matters, such as proved reserves, is unavailable to the Company and cannot be obtained without unreasonable effort or expense.
           Wild game, bird hunting and non-commercial fishing rights on Avoca Island are leased to the Avoca Duck Club. Cattle grazing leases, described under
Item 2 of this report, have helped to minimize expenditures toward land clearing and fence maintenance.
           The Company has no employees but retains the services of three individuals as independent contractors. One acts as consultant to the Board of Directors and assists with the Company's day-to-day business affairs. The other two individuals maintain the Company's financial records and watch over the Company's lands, respectively.
           Additional information regarding the Company's business is included under Item 2 of this report, incorporated herein by reference.

                                                              Page 9 of 18 Pages

Item 2     Description of Property
------     -----------------------

           The Company owns approximately 16,000 acres comprising virtually all of Avoca Island. The island, located in St. Mary Parish, Louisiana, approximately 90 miles west of New Orleans, lies southeast of the greater Morgan City area, from which it is separated by Bayou Boeuf. There are no bridges or roads leading to the island. Access is by means of a free ferry which operates on a regular schedule across Bayou Boeuf (a distance of approximately 500 feet) and connects the northwest tip of the island with the Morgan City area. Ferry service is interrupted by periodic mechanical breakdowns and during periods of high water.
           Avoca Island is within the Morgan City Harbor and Terminal district. Bayou Bouef and Bayou Chene, which border the island for a distance of approximately thirteen miles and form its northern, eastern and southern perimeters, are part of the Gulf section of the Intracoastal Waterway.
           Approximately one-third of the island, located along its northern and eastern perimeters, is dry ground. The remaining two-thirds is under shallow water. Avoca Island is rural, and its surface is virtually undeveloped.
           Over the years preliminary studies and proposals have been made with regard to a bridge linking Avoca Island with the mainland, but no definitive action has resulted from these efforts. With the Company's cooperation, a new feasibility study concerning industrial development of Avoca Island was completed in 1998 by the St. Mary Parish government and has been reviewed by the Company and others.
           A study conducted with the assistance of LSU's Cooperative Extension Service in 1991 indicates that aquaculture and tree farming are not economically feasible and that the island's suitability for farming is limited. The Company is continuing its search for ways to prudently develop Avoca Island for agricultural and commercial use. In addition to ongoing surface

                                                             Page 10 of 18 Pages
maintenance operations and its long standing lease of hunting and fishing rights to the Avoca Duck Club, the Company in 1998 signed a cattle grazing lease covering 600 acres on the north and western parts of the island. In 2000, the lease was replaced by a new lease, which covers 758 acres and expires in 2007.
           Information regarding development of oil and gas resources on Avoca Island is provided under Item 1 of this report,incorporated herein by reference.

Item 3     Legal Proceedings
------     -----------------

           Avoca, Incorporated on December 29, 1999 filed in the 16th Judicial District Court for the Parish of St. Mary (Docket No. 105195) a lawsuit to evict a former lessee, Ernest Singleton, from a small parcel of land (less than 10 acres) located in the northeast part of Avoca Island. The parcel is included in The Meridian Resource & Exploration, Inc.'s 647.504 acre unit for the C.M. Thibodaux Nos. 1 and 3 wells.
           Having answered the Company's petition, the defendant and other heirs of John Singleton filed a Notice of Lis Pendens, Reconventional Demand and Petition in Nullity claiming ownership of the parcel (and other lands not claimed by the Company) and asserting that a 1970 court judgment which recognized the Company's title to the disputed area is a nullity. Responsive Peremptory Exceptions of Prescription and Res Judicata were filed by the Company on March 3, 2000. On June 7, 2000, the court rendered judgment in favor of the Company in the eviction proceedings and ordered Ernest Singleton to vacate the premises. Although Mr. Singleton has left Avoca Island, an appeal was filed. The judgment of eviction was affirmed by the appellate court and has become final.
           In December, 2000, thirty-four named individuals, alleging themselves to be descendants of the original owners of the property described in the petition and reconventional demand, were

                                                             Page 11 of 18 Pages
allowed to intervene and assert ownership claims in the proceedings. In response, a Dilatory Exception of Vagueness was filed. The exception was maintained on February 9, 2001.
           On March 13, 2001, the court issued Reasons for Judgment, which includes seven pages of scholarly reasons, upholding Avoca's exception of res judicata and dismissing the Singletons' Reconventional Demand and Petition in Nullity at the reconvenors' cost. Notwithstanding the intervenors' claim, as a practical matter, the judgment rendered in accordance with the March 13, 2001 Reasons For Judgment should put an end to the claims asserted by Ernest Singleton, et al. Nevertheless, a notice of appeal has been filed.
           On September 13, 2001, the Company filed a Motion for Preliminary Injunction to prohibit the Singletons, their invitees, et al. from trespassing on or interfering with the Company's possession and enjoyment of certain described portions of Avoca Island in disregard of the court's prior judgments. The motion was heard on October 31, 2001. On November 26, 2001, pursuant to a joint stipulation of counsel, the court addressed certain of the conduct complained of in the motion and granted injunctive relief with respect thereto.

Item 4     Submission of Matters to
------     a Vote of Security Holders
           --------------------------

           Not Applicable

                                     PART II

Item 5     Market for Common Equity
------     and Related Stockholder Matters
           -------------------------------

           The information called for by this item appears under the caption "Stock Prices and Related Security Holder Matters" on page 15 of the Company's 2001 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

                                                             Page 12 of 18 Pages

Item 6     Management's Discussion and
------     Analysis or Plan of Operation
           -----------------------------

           The information called for by this item appears under the captions "Report to the Shareholders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 and 14-15, respectively, of the Company's 2001 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 7     Financial Statements
------     --------------------

           The information called for by this item appears on pages 5 through 13 of the Company's 2001 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 8     Changes in and Disagreements with Accountants
------     on Accounting and Financial Disclosures
           ---------------------------------------

           Not applicable.

                                    PART III

Item 9     Directors, Executive Officers,
------     Promoters and Control Persons; Compliance
           With Section 16(a) of the Exchange Act
           --------------------------------------

           The Company has three executive officers,  all of whom are directors:
Robert C. Baird, Jr., President, J. Scott Tucker, Vice President, and M. Cleland Powell, III, Secretary-Treasurer. Information concerning such persons and the Company's other directors, Bernard E. Boudreaux, Jr. and Guy C. Lyman, Jr., is shown under the caption "Number and Election of Directors" on pages 3 and 4 of the Company's Proxy Statement dated February 19, 2002, incorporated herein by reference.
           The balance of the information called for by this item appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 5 of the Company's Proxy Statement dated February 19, 2002, incorporated herein by reference.

                                                             Page 13 of 18 Pages

Item 10    Executive Compensation
-------    ----------------------

           The information called for by this item appears under the caption "Information Concerning Management - Executive Compensation" on page 5 of the Company's Proxy Statement dated February 19, 2002, incorporated herein by reference.

Item 11    Security Ownership of Certain
-------    Beneficial Owners and Management
           and Related Stockholder Matters
           -------------------------------

           The information called for by this item appears under the caption "Voting Securities" on pages 2 and 3, and under the caption "Number and Election of Directors" on pages 3 and 4, of the Company's Proxy Statement dated February 19, 2002, incorporated herein by reference.

Item 12    Certain Relationships
-------    and Related Transactions
           ------------------------

           Not applicable. Although not called for by this item, reference is made to the information that appears under the caption "Information Concerning Management - Certain Relationships" on page 5 of the Company's Proxy Statement dated February 19, 2002, incorporated herein by reference.

                                     PART IV

Item 13    Exhibits and Reports on Form 8-K

(a)1.      Financial Statements

           The following financial statements of Avoca, Incorporated, included in its 2001 Annual Report to Shareholders, are incorporated by reference in Part II, Item 7:

           Report of Arthur Andersen LLP, Independent Public Accountants, dated January 11, 2002

           Balance sheet - December 31, 2001

           Statements of Income - years ended
           December 31, 2001 and 2000

           Statements of Retained Earnings -
           years ended December 31, 2001 and 2000

                                                             Page 14 of 18 Pages

           Statements of Cash Flows - years ended
           December 31, 2001 and 2000

           Notes to Financial Statements -
           December 31, 2001

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

           3.4       Copy of amendment to Charter, dated
                     May 30, 19751

           3.5       Copy of amendment to Charter, dated
                     September 15, 19812

           3.6       Copy of amendment to Charter, dated
                     March 17, 19872

           3.7       Copy of Composite Charter (as of
                     August 14, 1987)2

           4.0       Copy of specimen stock certificate1

           13        Annual Report to Shareholders for
                     the year ended December 31, 2001. Except for the information expressly specifically incorporated by reference in this Form 10-KSB, the annual report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed filed as part of the Form 10-KSB.



                                                             Page 15 of 18 Pages

(b)        Reports on Form 8-K

           One Form 8-K, dealing with declaration of a special dividend, was filed on June 11, 2001. Another Form 8-K, dealing with declaration of an annual dividend, was filed on December 19, 2001.

--------------------------------
1     Incorporated  by  reference  from  registrant's   Form  10    Registration
      Statement, filed with the Securities and Exchange Commission on April 29, 1980, Commission file number 0-9219.

2 Incorporated by reference from registrant's Form 8 Report dated August 14, 1987, Commission file number 0-9219.

                                                             Page 16 of 18 Pages

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

Date: March 19, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Robert C. Baird, Jr.
Robert C. Baird, Jr., Director
Date: March 19, 2002

/s/Bernard E. Bouderaux, Jr.
Bernard E. Boudreaux, Jr., Director
Date: March 19, 2002


/s/Guy C. Lyman, Jr.
Guy C. Lyman, Jr., Director
Date: March 19, 2002



/s/M. Cleland Powell, III
M. Cleland Powell, III, Director
Date: March 19, 2002


/s/J. Scott Tucker
J. Scott Tucker, Director
Date: March 19, 2002


                                                             Page 17 of 18 Pages

                                  Exhibit Index
                                                              Sequentially
                                                                Numbered
    Exhibit No.        Description                                Page
    -----------        -----------                            -------------

        3.1            Copy of Composite Charter (1)

        3.2            Copy of Charter, dated
                       October 21, 1931 (1)

        3.3            Copy of amendment to Charter,
                       dated September 13, 1972 (1)

        3.4            Copy of amendment to Charter,
                       dated May 30, 1975 (1)

        3.5            Copy of amendment to Charter,
                       dated September 15, 1981 (2)

        3.6            Copy of amendment to Charter,
                       dated March 17, 1987 (2)

        3.7            Copy of Composite Charter
                       (as of August 14, 1987) (2)

        4.0            Copy of specimen stock
                       certificate (1)

        13             Annual Report to Shareholders for
                       the year ended December 31, 2001.
                       Except for the information  expressly
                       specifically  incorporated by reference
                       in this Form 10-KSB, the annual report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed filed as part of the Form 10-KSB.



--------------------
(1) Incorporated by reference from registrant's Form 10 Registration Statement, filed with the Securities and Exchange Commission on April 29, 1980, Commission file number 0-9219.

(2) Incorporated by reference from registrant's Form 8 Report dated August 14, 1987, Commission file number 0-9219.

                                                             Page 18 of 18 Pages

                                                                      EXHIBIT 13







AVOCA                                   Annual Report
                                        -----------------------------
INCORPORATED                            2001

                       THIS PAGE LEFT INTENTIONALLY BLANK




2  AVOCA, Incorporated

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

Bernard E. Boudreaux, Jr.,              J. Scott Tucker; Director;
Director;                               and Vice President;
Executive Counsel to the                President and Chief Executive
Governor of Louisiana                   Officer, Hellenic, Inc. (real estate,
                                        oil and gas, investments,
Guy C. Lyman, Jr., Director;            construction)
Attorney,
Milling Benson Woodward L.L.P.






                                                           AVOCA, Incorporated 3

Report to the Shareholders

Issued Preliminary to the Seventieth
Annual Meeting of Shareholders on March 19, 2002

Dear Shareholders:
         Aided by higher oil and gas prices and new production, the Company continued to benefit from ongoing interest in exploration and development of Avoca Island's mineral resources and reported a third consecutive year of increased profitability. The Company's net income increased by 151%, from
$1,415,018 in 2000 to $3,558,038 in 2001. The increase was primarily attributable to a 163% increase in revenue from royalty income net of severance taxes, a 72% increase in lease bonuses and delay rentals, and receipt of a $105,500 lease option payment.
         The major contributor to royalty income was a full year of production from The Meridian Resource & Exploration, Inc. Avoca No. 47-1 well. This well, together with the C.M. Thibodaux No. 1 and No. 3 wells, produced $4,124,089 or 97% of the Company's 2001 net royalty income. Additional royalty income was produced by Delta Operating Corporation's Avoca No. 1 well, also in the Ramos Field.
         Two new leases were signed in 2001 covering 1,900 acres and generating $508,100 in lease bonus income.
         On December 9, 2000, Meridian spudded the Avoca No. 47-2 well to bottomhole approximately 1,700 feet south of the Avoca No. 47-1 well. In May 2001, a Meridian press release announced that the well was drilled to a total depth of 20,675 feet and logged but the objective Operc 5 sand was faulted out. Meridian immediately commenced drilling the C.M. Thibodaux No. 25-2 well using the surface location and surface casing of the Avoca No. 47-2 well to bottomhole in Bayou Chene opposite the eastern end of Avoca Island. The well was drilled to a vertical depth of 17,820 feet targeting the Operc A, B, C and 3 sands. On July 20, 2001, a Meridian representative advised the Company that the well was logged as a non-producer and was being temporarily abandoned awaiting further evaluation.
         On March 29, 2001, Burlington spudded the Avoca No. 1 well, which was a 20,500-foot test of the Chris A-1 sand below the Operc sands producing from the Meridian wells. This proved unproductive and the well has been completed in a higher Cris-A sand and renamed State Lease 16049. Once the unit is established, the well will be placed on production.
         The most recent drilling activity on the island is the spudding of the Burlington/Petro-Hunt Avoca No. 45-1 well on December 26, 2001. The well is being drilled to a permitted 16,200 feet.
         The Company's operations and financial condition are further discussed on page 14 of this report and a complete list of mineral leases is shown inside the back cover.

                                   Sincerely,

                                   /s/ Robert C. Baird, Jr.
                                   Robert C. Baird, Jr.
                                   President

4  AVOCA, Incorporated

Report of
Independent Public Accountants

To the Stockholders of
Avoca, Incorporated

         We have audited the accompanying balance sheet of Avoca, Incorporated (a Louisiana corporation) as of December 31, 2001 and the related statements of income, retained earnings, and cash flows for the years ended Dec. 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avoca, Incorporated as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

                                           /s/ Arthur Andersen LLP

New Orleans, Louisiana
January 11, 2002

                                                           AVOCA, Incorporated 5

BALANCE SHEET
                                                                     December 31
                                                                        2001

ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                      $ 1,101,776
      Short-term investments                                           2,313,650
      Accounts receivable                                                251,175
      Accrued interest receivable                                         47,424
      Prepaid expenses                                                     9,781
                                                                     -----------
           TOTAL CURRENT ASSETS                                        3,723,806

PROPERTY AND EQUIPMENT

      Less accumulated depreciation and depletion                         64,554


OTHER ASSETS
      Long-term investments                                            1,390,000
      Avoca Drainage Bonds, $415,000, in default -
           at nominal amount                                                   1
                                                                     -----------

                                                                      $5,178,361
                                                                      ==========

6  AVOCA, Incorporated

                                                                     December 31
                                                                            2001
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable and accrued expenses                          $    12,000
      Income taxes payable                                                 5,670
      Dividends payable                                                2,325,400
                                                                     -----------
           TOTAL CURRENT LIABILITIES                                   2,343,070

DEFERRED INCOME TAXES                                                     11,367

SHAREHOLDERS' EQUITY

      Common stock, no par value -- authorized, issued and
           outstanding 830,500 shares                                     94,483
      Retained earnings                                                2,729,441
                                                                     -----------
                            TOTAL SHAREHOLDERS' EQUITY                 2,823,924
                                                                     -----------


                                                                      $5,178,361
                                                                      ==========

See accompanying notes.

                                                           AVOCA, Incorporated 7

STATEMENTS OF INCOME

                                                          Year ended December 31
                                                    2001                    2000
--------------------------------------------------------------------------------

Revenue:

      Royalties                              $4,436,654              $1,680,232
         Less severance taxes                  (164,538)                (55,497)
                                            -----------              -----------
                                              4,272,116               1,624,735

      Lease bonuses and delay rentals           937,683                 546,197
      Lease option payments                     105,500                      --
      Interest income                           181,007                 171,231
      Rental income                              33,295                  33,708
      Other                                       4,434                   8,289
                                            -----------                ---------
                                              5,534,035               2,384,160
Expenses:

      Attorney fees and expenses                 39,695                  53,124
      Auditing fees                              20,000                  21,275
      Bookkeeping and clerical services           8,700                   7,350
      Management fees                            65,487                  59,425
      Directors' fees                            10,000                   6,250
      Geological and engineering fees and
        expenses                                 26,160                  26,550
      Insurance                                  27,350                  25,905
      Office and miscellaneous expenses          58,215                  43,211
      Taxes, other than income taxes             23,488                  22,153
      Repairs and cleanup expenses                  656                  16,518
                                            -----------                ---------
                                                279,751                 281,761
                                            -----------                ---------
          INCOME BEFORE INCOME TAXES          5,254,284               2,102,399

Income taxes                                  1,696,246                 687,381
                                            -----------                ---------

                          NET INCOME         $3,558,038              $1,415,018
                                            ===========              ===========

Earnings per share (basic and diluted)       $     4.28              $     1.70
                                            ===========              ===========

Dividends declared per share                 $     4.00              $     1.55
                                            ===========              ===========




See accompanying notes.

8 AVOCA, Incorporated

                                                 STATEMENTS OF RETAINED EARNINGS

                                                          Year ended December 31


                                                  2001                      2000
--------------------------------------------------------------------------------

Retained Earnings:

      Balance at beginning of year          $2,493,403                $2,365,660

      Net income for the year                3,558,038                 1,415,018
                                           -----------               -----------
                                             6,051,441                 3,780,678

      Cash dividends:
         2001 - $4.00 per share              3,322,000                         -
         2000 - $1.55 per share                      -                 1,287,275
                                           -----------               -----------

                   BALANCE AT END OF YEAR   $2,729,441                $2,493,403
                                           ===========                ==========




See accompanying notes.

                                                          AVOCA, Incorporated  9

STATEMENTS OF CASH FLOWS

                                                          Year ended December 31
                                                       2001                 2000
--------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net income                                        $3,558,038     $1,415,018
    Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation expense                               4,389          4,389
        Deferred taxes                                      (507)          (507)
        Change in operating assets and liabilities:
           Accounts receivable                           (91,280)       (63,895)
           Accrued interest receivable                    16,884        (30,329)
           Prepaid expenses                                 (611)          (668)
           Accounts payable and accrued expenses         (10,581)         5,666
           Income taxes                                   19,062          6,281
                                                      -----------     ----------

                            NET CASH PROVIDED BY
                            OPERATING ACTIVITIES       3,495,394      1,335,955

INVESTING ACTIVITIES
    Purchase of investments                           (5,344,045)    (1,787,591)
    Maturity of investments                            4,707,712        922,578
                                                      -----------     ----------

                                NET CASH USED IN
                            INVESTING ACTIVITIES        (636,333)      (865,013)

FINANCING ACTIVITIES

    Dividends paid                                    (2,283,875)      (705,925)
                                                      -----------     ----------

                                NET CASH USED IN
                            FINANCING ACTIVITIES      (2,283,875)      (705,925)
                                                      -----------     ----------

                          INCREASE (DECREASE) IN
                       CASH AND CASH EQUIVALENTS         575,186       (234,983)

Cash and cash equivalents at beginning of year           526,590        761,573
                                                      ----------       ---------

                       CASH AND CASH EQUIVALENTS
                                  AT END OF YEAR      $1,101,776       $526,590
                                                      ==========       =========


See accompanying notes.

10  AVOCA, Incorporated

                                                   NOTES TO FINANCIAL STATEMENTS

December 31, 2001

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

Investments: Short-term investments consist of United States Government agency securities with an original maturity of greater than three months but with maturity dates within one year from the balance sheet date.
         Long-term investments consist of eight United States Government agency securities: four each due in 2003 and 2004.
         Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost including accrued interest. At December 31, 2001 all short-term investments and long-term investments were classified as held-to-maturity. The fair value of the investments approximated the carrying value at December 31, 2001.

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

Fair Value of Financial Instruments: The fair value of the Company's financial assets and liabilities approximates book value at December 31, 2001.

                                                         AVOCA, Incorporated  11

NOTES TO FINANCIAL
STATEMENTS (Continued)

NOTE B-Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

                                                                  2001                   2000
---------------------------------------------------------------------------------------------
Current:
         Federal                                               $1,486,170            $599,414
         State                                                    210,583              88,474
                                                              ------------           ---------
                                        TOTAL CURRENT           1,696,753             687,888
                                                              ------------           ---------
Deferred:
         Federal                                                     (444)               (442)
         State                                                        (63)                (65)
                                                                ----------           ---------
                                       TOTAL DEFERRED                (507)               (507)
                                                                ----------           ---------

                                                                $1,696,246          $ 687,381
                                                                ==========          ==========


The deferred income tax liability of $11,367 relates to a difference between the accounting and income tax basis of property and equipment.

The Company paid income taxes of $1,685,000 and $684,000 in 2001 and 2000, respectively.

NOTE B-Income Taxes (continued)

The reconciliations between the federal statutory income tax rate and the Company's effective income tax rate, for the years ended December 31 are as follows:


                                                                      2001                      2000
                                                               Amount       Rate        Amount        Rate
-------------------------------------------------------------------------------------------------------------
Tax expense based on federal statutory rate                   1,786,457     34.0%      $714,816       34.0%
Statutory percentage depletion                                 (226,269)    (4.3)       (85,606)      (4.1)
State income taxes (net of federal income tax deduction)        217,426      4.1         87,179        4.1
Other                                                           (81,368)    (1.5)       (29,008)      (1.4)
                                                             -----------    ------     ---------     ------

                                              INCOME TAXES   $1,696,246       32.3%    $687,381       32.6%
                                                             ===========    =======    =========     ======

12  AVOCA, Incorporated

                                                              NOTES TO FINANCIAL
                                                          STATEMENTS (Continued)

NOTE C-Major Customers

The net royalties received from two independent oil and gas exploration companies accounted for virtually all of total net royalties recorded for the year ended December 31, 2001 compared to three independent oil and gas exploration companies accounting for virtually all of total net royalties recorded for the year ended December 31, 2000. Lease bonus and delay rental revenue in 2001 and 2000 was the result of leases with five and four companies, respectively. Lease option payments consisted of payments from two companies for the year ended December 31, 2001.

NOTE D-Oil and Gas Quantities Produced (unaudited)

The following table reflects the Company's share of the oil and gas volumes produced from leases held under production during each of the last two years:

                                                      Production
                                     -------------------------------------------
                                      Oil                Gas              NGL
                                     (BBLs)             (MCFs)           (GALs)
                                     -------------------------------------------
2001                                 15,837            806,177           164,496
2000                                 11,204            301,232           302,613


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

Management's Discussion and
Analysis of Financial Condition and
Results of Operations

Liquidity and Capital Resources
         The Company's continued liquidity is evidenced by the fact that 93% of its assets, as measured by book value, are cash and cash equivalents and U.S. Government agency securities. Current liabilities at year end were $2,343,070, including a $2,325,400 dividend declared in December 2001 but not paid until January 2002.
         The Company's business is largely passive and consequently all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees. Current financial resources and anticipated net income are expected to be adequate to meet cash requirements in the year ahead.

2001 As Compared to 2000
         The Company's profitability continued to increase in 2001 for the third consecutive year. Revenue for the year increased $3,149,875 or approximately 132% primarily because of a $2,647,381 increase in royalty income net of severance taxes. Also contributing to increased revenue in 2001 was a $391,486 or 72% increase in lease bonuses and delay rentals and receipt of $105,500 in lease option payments whereas no funds were received from this source in 2000.
         Royalty income, net of severance taxes, rose from $1,624,735 to $4,272,116 or approximately 163%, due to royalties received from The Meridian Resources & Exploration Company on a new well, the Avoca No. 47-1, which went on production December 4, 2000. The Avoca No. 47-1 well (in which the Company has a net revenue interest of approximately 12.41%) bottomholed in Section 47 west of the C.M. Thibodaux No. 1 & No. 3 wells and produces from the Operc 3 sand. This Ramos Field well was responsible for $2,844,577 or approximately 67% of the Company's net royalty income in 2001. Total 2001 production from the Avoca No. 47-1 well was 4,597,565 Mcf of gas, 64,518 barrels of condensate and 809,733 gallons of natural gas liquids (NGL) as reported on the check vouchers.
         Net royalties received from the C.M. Thibodaux No. 1 & No. 3 wells, also in the Ramos Field, remained virtually unchanged from the prior year and were responsible for $1,279,512 or approximately 30% of the Company's net royalty income in 2001. The Company's net revenue interest in both wells is approximately 2.71%. Total 2001 production from the C.M. Thibodaux No. 1 & No. 3 wells was 7,677,632 Mcf of gas, 276,392 barrels of condensate and 2,357,432 gallons of natural gas liquids (NGL) as compared to 7,898,975 Mcf of gas, 342,428 barrels of condensate and 10,547,944 gallons of natural gas liquids
(NGL) for 2000 as reported on the check vouchers.
         In 2001, the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well, also in the Ramos Field, was responsible for $145,329 or approximately 3% of the Company's net royalty income, down from 11% in 2000. Despite treatments for scale buildup, total gas and condensate production from the Avoca No. 1 well (in which the Company has a net revenue interest of approximately 19%) decreased from 221,795 Mcf of gas and 3,463 barrels of condensate in 2000 to 139,334 Mcf of gas and 1,677 barrels of condensate in 2001. The average 2001 sales prices from the Avoca No. 1 well were approximately $4.93 per Mcf of gas and $26.90 per barrel of condensate as compared to $4.18 per Mcf of gas and $26.83 per barrel of condensate in 2000.
         Burlington Resources Oil & Gas Company's Conrad Industries No. 1 well, located in the Wyandotte Field opposite the northern part of Avoca Island, was placed on production April 29, 2000 and generated $158,479 in net royalty income for the Company before it "watered out" on August 20, 2000. Burlington abandoned its sidetracking operations in April 2001 and the well has been plugged and abandoned.
         On December 9, 2000, Meridian spudded the Avoca No. 47-2 well, which was permitted to a total depth of 20,000 feet to test the Operc 5 sand and to bottomhole approximately 1,700 feet south of the Avoca 47-1 well. In early May 2001, drilling was abandoned because the Operc 5 sand was faulted out. Meridian used that surface location and surface casing to drill the C. M. Thibodaux No. 25-2 well to bottomhole in Bayou Chene opposite the eastern part of Avoca Island. The well was drilled to a vertical depth of 18,720 feet targeting the Operc A, B, C and 3 sands. On July 30, 2001, a Meridian representative advised the Company that the well had logged as a non-producer and was temporarily abandoned awaiting further evaluation.
         On March 29, 2001, Burlington spudded the Avoca No. 1 well to bottomhole in Section 36 near the eastern end of the island. The No. 1 well was a 20,500-foot test of the Cris A-1 sand, which is below the Operc sands producing from the Meridian wells. Burlington advised the Company that, after drilling to a vertical depth of 20,323 feet, the Cris A-2 sands were found to be unproductive. They pulled back up the hole to between 19,204-19,245 measured depth (MD) to a new sand they call the Cris-A and renamed the well State Lease 16049. A test in October 2001 indicated a good commercial well and Burlington applied for a hearing to form a geological production unit. Meridian has taken the position that the sand found at 19,204-19,245 MD is an existing sand seen in the C.M. Thibodaux No. 1 well and is an Operc 5 sand completion already unitized as the Operc 5 RA SUA Unit. The issue was reviewed at a recent Office of Conservation hearing the results of which, to date, have not been announced. Meridian has taken over operation of the well.
         On December 26, 2001, Burlington and Petro-Hunt L.L.C. (partner and operator) spudded the Avoca No. 45-1 Rocky Raccoon Prospect in Section 45, T16S, R13E in the middle of the island on their 1,873.0147-acre oil, gas and mineral lease. Drilling is underway to test the lower Miocene Cam 1 and Cam 5 sands at a permitted depth of 16,200 feet.
         As compared with three new oil, gas and mineral leases covering 259.87 acres, which were responsible for $67,254 in lease bonuses during 2000, the Company during 2001 granted two new leases, which cover 1900.0147 acres and yielded $508,100 in lease bonuses. An option granted earlier in 2001 resulted in the 1,873.0147-acre lease to Burlington Resources Oil & Gas Company L.P. and Petro-Hunt L.L.C. The other lease covering 27-acres was granted to

                                                          Continued on next page
14  AVOCA, Incorporated

Management's Discussion and
Analysis of Financial Condition and
Results of Operations (Continued)

LLOG Exploration & Production Company.
         Interest income on U.S. Government and U.S. Government agency securities increased slightly due to the availability of increased funds for investment.
         Overall expenses for 2001 were approximately the same as those incurred in 2000. The $13,429 decrease in attorney fees & expenses and the $15,862 decrease in repairs and cleanup expenses were attributable to a reduction in costs associated with a lawsuit to evict a former lessee from a small parcel of land and clean up this area on the northeast part of the island. These decreases offset moderate increases in bookkeeping and clerical services, management fees, directors' fees, insurance, office and taxes other than income taxes. Miscellaneous expense increased primarily because of higher transfer agent expenses and financial support of local community economic development efforts.
          In comparison with 2000, income tax expense increased $1,008,865 as a result of an increase in taxable income.
          Net income was $4.28 per share in 2001 as compared to $1.70 per share in 2000. In line with the Company's increased income, dividends increased from $1.55 per share in 2000 to $4.00 per share in 2001. Future dividends will be largely dependent on the amount of oil and gas related income received.
         Further information regarding the Company's financial condition and results of operations is contained in the President's message on page 4.

STOCK PRICES AND RELATED
SECURITY HOLDER MATTERS

As of January 9, 2002, there were approximately 670 holders of record of the Company's stock, which is traded in the over-the-counter market.

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

Period              High        Low      Declared  Record Date  Date Paid Amount
2001
  First Quarter    $21.00     $20.06
  Second Quarter    22.00      21.00       6-7-01    6-25-01     6-29-01   $1.20
  Third Quarter     25.00      19.90
  Fourth Quarter    25.00      23.50     12-12-01     1-7-02     1-22-02   $2.80

2000
  First Quarter    $21.00     $18.75
  Second Quarter    21.00      18.00
  Third Quarter     25.00      18.50
  Fourth Quarter    25.00      18.00     12-14-00     1-8-01     1-22-01   $1.55


AVOCA
INCORPORATED
The Company will furnish without charge a copy of its 2001 Annual Report on Form 10-KSB to be filed with the Securities and Exchange Commission, including the financial statements and financial statement schedules thereto, to any record or beneficial owner of its Common Stock as of February 7, 2002. Requests for the report must be in writing addressed to Avoca, Incorporated, 228 St. Charles Avenue, Suite 838, New Orleans, Louisiana 70130, Attention: M. Cleland Powell,
III. If made by a person who was not a shareholder of record on February 7, 2002, the request must include a good faith representation that such person was a beneficial owner of Common Stock on that date.

                                                         AVOCA, Incorporated  15

                       [Map of Avoca Island appears here,
                    showing property of Avoca, Incorporated,
                       mineral leases and well locations]

MINERAL INCOME

Year Ended December 31, 2001

Initial                    Income Recognized in 2001

                                                                                     Initial        Income Recognized in 2001
                                                Date of                              Payment          Lease Bonus       Net
Lessee/Operator                                 Lease       Acreage    Expiration    Per Acre       or Delay Rental  Royalties
----------------------------------------------------------------------------------------------------------------------------------
Texaco, Inc. (Enervest Operating L.L.C.)        5/17/63     41.9000    Termination      $ 75            $   --       $   226
                                                                       of production

Alliance Operating Company
(Delta Operating Corporation)                   8/14/87    276.7330    Termination      $200                --       145,329*
                                                                       of production

Burlington Resources Oil & Gas Company          8/12/96      7.9140    Termination      $110
                                                                       of production
                                                                                                             B         2,472
Burlington Resources Oil & Gas Company         12/12/97    127.4760    Termination      $150
                                                                       of production

The Meridian Resource & Exploration Co.         5/27/98    212.3750    Termination      $200             1,000     4,124,089*
                                                                       of production
                                                                       or 5/27/01 if
                                                                       nonproducing

CNG Producing Company                           8/19/99  1,637.5500    Termination      $200           327,510             B
                                                                       of production
                                                                       or 8/19/02 if
                                                                       nonproducing

The Meridian Resource & Exploration Co.        11/18/99     80.0000    Termination      $300            19,331             B*
                                                                       of production
                                                                       or 11/18/02 if
                                                                       nonproducing

The Meridian Resource & Exploration Co.        11/23/99    131.6800    Termination      $350            46,088             B
                                                                       of production
                                                                       or 11/23/02 if
                                                                       nonproducing

Burlington Resources Oil & Gas Company         11/15/00     51.4100    Termination
                                                                       of production
                                                                       or 11/15/03 if
                                                                       nonproducing     $350            17,993             B

The Meridian Resource & Exploration Co.        12/06/00     50.4600    Termination
                                                                       of production
                                                                       or 12/06/03 if
                                                                       nonproducing     $350            17,661             B

LLOG Exploration & Production Company           6/01/01     27.0000    Termination
                                                                       of production
                                                                       or 6/1/04 if
                                                                       nonproducing     $300             8,100             B

Burlington Resources Oil & Gas Company L.P.     11/1/01  1,873.0147    Termination
& Petro-Hunt L.L.C. (Petro-Hunt L.L.C.)                                of production
                                                                       on 11/1/04 if
                                                                       nonproducing     $267           500,000             B
                                                                                                      --------    ----------
                                                                                                      $937,683    $4,272,116
                                                                                                      ========    ==========

*All royalties received from the Meridian Resource & Exploration, Inc. are included under the May 27, 1998 lease as separate remittances are not received for the individual leases.