Form 10QSB
period 2002-03-31
AVOCA INC
filed 2002-05-07
CIK 316537

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002
                               -------------------------------------------------

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

                                 (504) 552-4720
       -------------------------------------------------------------------
                           (Issuer's telephone number)


       -------------------------------------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 830,500 shares on May 1, 2002
                                           -------------------------------------

Transitional Small Business Disclosure Format (check one);  Yes        No    X
                                                                ------    ------

                               AVOCA, INCORPORATED
                               -------------------

                                    I N D E X
                                    ---------
                                                                        Page No.
                                                                        --------

Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - March 31, 2002                     4

                  Condensed Statements of Income
                           Three Months Ended March 31, 2002
                           and 2001                                            5

                  Condensed Statements of Cash Flows
                           Three Months Ended March 31, 2002
                           and 2001                                            6

                  Notes to Condensed Financial Statements                      7

                  Management's Discussion and Analysis or
                  Plan of Operation                                         8-10

Part II.          Other Information
                  ---------------------

                  Legal Proceedings                                        10-11

                  Submission of Matters to a Vote of
                  Security Holders                                         11-12

                  Exhibits and Reports on Form 8-K                            12

                  Signature                                                   13

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements


                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                                 March 31, 2002

Assets
Current assets:
     Cash and cash equivalents                                                                          $  211,634
     Short-term investments                                                                              2,162,090
     Accounts receivable                                                                                   156,927
     Accrued interest receivable                                                                            23,981
     Prepaid expenses                                                                                       22,662
                                                                                                        ----------
Total current assets                                                                                     2,577,294

Property and equipment, less accumulated depreciation and depletion                                         63,457

Other assets:
     Long-term investments                                                                                 690,000
     Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                             1
                                                                                                        ----------
                                                                                                        $3,330,752
                                                                                                        ==========

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable and accrued expenses                                                              $    4,500
     Income taxes payable                                                                                  162,512
                                                                                                        ----------
Total current liabilities                                                                                  167,012

Deferred income taxes                                                                                       11,240

Shareholders' equity:
     Common stock, no par value -- authorized, issued and outstanding
          830,500 shares                                                                                    94,483
     Retained earnings                                                                                   3,058,017
                                                                                                        ----------
Total shareholders' equity                                                                               3,152,500
                                                                                                        ----------
                                                                                                        $3,330,752
                                                                                                        ==========
See accompanying notes

                                                                    Page 4 of 13

                               Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)


                                                       Three months ended
                                                             March 31
                                                       2002              2001
                                                    ---------------------------
Revenue:
   Royalties                                        $ 600,022        $1,651,213
   Less severance taxes                                51,133            31,462
                                                    ---------        ----------
                                                      548,889         1,619,751

   Interest income                                     25,209            43,019
   Rental & other income                                4,745                 -
                                                    ---------        ----------
                                                      578,843         1,662,770

Expenses:
   Legal and accounting services                       10,866            16,118
   Consultant fees                                     32,850            27,963
   Geological and engineering fees                      3,294            15,477
   Insurance                                            9,425             6,840
   Miscellaneous expenses                              30,395            31,043
                                                    ---------        ----------
                                                       86,830            97,441
                                                    ---------        ----------

Income before income taxes                            492,013         1,565,329

Income taxes                                          163,437           483,043
                                                    ---------        ----------

Net income                                          $ 328,576        $1,082,286
                                                    =========        ==========


Net income per share                                   $ 0.40            $ 1.30
                                                    =========        ==========


See accompanying notes

                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)


                                                                 Three months ending
                                                                       March 31
                                                               2002                 2001
                                                           ---------------------------------
Operating activities
Net income                                                 $  328,576           $ 1,082,286
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation expense                                       1,097                 1,097
     Deferred taxes                                              (127)                 (127)
     Changes in operating assets and liabilities:
         Operating assets                                     104,810              (303,771)
         Operating liabilities                                149,342               463,902
                                                           ----------           -----------
Net cash provided by operating activities                     583,698             1,243,387

Investing activities
     Purchase of investments                               (1,556,220)           (1,569,811)
     Maturity of investments                                2,407,780             1,402,123
                                                           ----------            ----------
Net cash provided by (used in) investing activities           851,560              (167,688)

Financing activities

Dividends paid                                             (2,325,400)           (1,287,275)
                                                           ----------            ----------
Net cash used in financing activities                      (2,325,400)           (1,287,275)

Decrease in cash and cash equivalents                        (890,142)             (211,576)

Cash and cash equivalents at beginning of period            1,101,776               526,590
                                                           ----------            ----------

Cash and cash equivalents at end of period                 $  211,634           $   315,014
                                                           ==========           ===========


See accompanying notes

                                                                    Page 6 of 13

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                        Three months ended March 31, 2002

1.  Basis of Accounting

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 2001.

         The Company considers its United States Government securities held with a maturity of three months or less when purchased to be cash equivalents.

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation


                  The unaudited condensed statements of income show that net income for the first quarter of 2002 as compared with the first quarter of 2001 decreased from $1,082,286 to $328,576, or approximately 70%, mostly because of a substantial decrease in royalty income.

                  Revenues from royalties net of severance taxes declined from $1,619,751 to $548,889 as a result of decreased royalties received from the Meridian Resources & Exploration Company on the C.M. Thibodaux No. 1 and No. 3 wells as well as the Avoca No. 47-1 well. The decline is primarily attributable to a 69% decrease in the average sales price of gas.

                  Also contributing to the decline was a downturn in production from the C. M. Thibodaux No. 1 and No. 3 wells, which decreased 16% as compared to the first quarter of 2001. On the other hand, production from the Avoca No. 47-1 well increased by 25% as contrasted with the first three months of 2001. The Company's net revenue interest in the Avoca No. 47-1 well is approximately 12.41%, as compared to a net revenue interest of 2.71% in the C. M. Thibodaux No. 1 and No. 3 wells. The C. M. Thibodaux No. 1, C. M. Thibodaux No. 3 and Avoca No. 47-1 wells produce from the Operc 5, Operc B and O-3 SUA sands, respectively.

                  The decline in royalty income would have been greater but for $25,632 in royalties received from a new well that went on production February 8, 2002. The well was drilled by Burlington Resources Oil & Gas Company as the Avoca No. 36-1 and completed at a measured depth of 19,209 - 19.245 feet. The Office of Conservation has determined that the well, renamed the Meridian State Lease No. 16049, is producing from an existing sand seen in the C. M. Thibodaux No. 1 well and already unitized as the Operc 5 RA SUA Unit. Meridian has taken over operation of the well, in which the Company has a net revenue interest of approximately 2.71%. Like the C.

M. Thibodaux No. 1 and No. 3 wells and the Avoca No. 47-1 well, the new well is located in the Ramos Field, across Bayou Chene just north of the eastern end of Avoca Island. Production from the four Meridian wells was responsible for 99% of the Company's royalty income for the first quarter of 2002.

                  Royalty income from the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well, also in the Ramos Field, for the first quarter of 2002 was $8,145 as compared to $84,909 for the first quarter of 2001. The decrease results not only from the above mentioned drop in the average sales price of gas, but also from a 64% decline in gas production as compared with the first three months of 2001. The well's operator has advised the Company that it intends to inject a scale dissolver into the well's formation to treat scale buildup in the tubing in an attempt to increase production.

                  On December 26, 2001, Burlington and Petro-Hunt L.L.C (partner and operator) spudded the Avoca No. 45-1 Rocky Raccoon Prospect in Section 45, T16S, R13E in the middle of the island on their 1,873.0147-acre oil, gas and mineral lease. The well was drilled to a permitted depth of 16,200 feet to test various sands including the lower Miocene Cam 1 and Cam 5 sands. The sands were found to be non-productive and the well was plugged and abandoned on April 9, 2002.

                  Interest income on U.S. Government and U.S. Government agency securities decreased $17,810 or approximately 41% because of a decrease in funds available for investment and lower interest rates.

                  As compared with the first quarter of 2001, total expenses decreased $10,611 or approximately 11%. Reductions in the need for attorney's services (included in legal and accounting services) and in the need for geological and engineering services more than offset the increase in consultant fees and insurance expense. Consultant fees increased because of added compensation paid to the Company's general manager and insurance expense increased because of changes made in the Company's insurance coverage.

                  The change in income tax expense for the three months ended March 31, 2002 resulted from a decrease in taxable income for the first quarter of 2002 as compared to the first quarter of 2001.

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

         Having answered the Company's petition, the defendant and other heirs of John Singleton filed a Notice of Lis Pendens, Reconventional Demand and Petition in Nullity claiming ownership of the parcel (and other lands not claimed by the Company) and asserting that a 1970 court judgment which recognized the Company's title to the disputed area is a nullity. Responsive Peremptory

Exceptions of Prescription and Res Judicata were filed by the Company on March 3, 2000. On June 7, 2000, the court rendered judgment in favor of the Company in the eviction proceedings and ordered Ernest Singleton to vacate the premises. Mr. Singleton has left Avoca Island. The judgment of eviction was affirmed on appeal and has become final.

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

Item 4 - Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on March 19, 2002. Management's proposal to fix at five the number of directors to be elected for the ensuing year was approved by the following vote:

         For          Against          Abstain          Broker Nonvotes
         ---          -------          -------          ---------------
       670,965         3,500            1,892                  B

Messrs. Baird, Boudreaux, Lyman, Powell and Tucker were elected directors for the ensuing year by the following vote:

                                               Withhold
                                   For           Vote           Broker Nonvotes
                                   ---           ----           ---------------

   Robert C. Baird, Jr.          659,935        16,422                 B
   Bernard E. Boudreaux, Jr.     673,554         2,803                 B
   Guy C. Lyman, Jr.             673,554         2,803                 B
   M. Cleland Powell, III        662,925        16,432                 B
   J. Scott Tucker               659,935        16,422                 B


Item 6 - Exhibits and Reports on Form 8-K

                  (a)      Exhibits required by Item 601 of Regulation S-B:

                  None.

                  (b)      Reports on Form 8-K

                  Reports on Form 8-K: No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                                AVOCA, INCORPORATED
                                                -------------------
                                                     Registrant

May 2, 2001                            /s/Robert C. Baird, Jr.
                                       -----------------------------------------
                                       Robert C. Baird, Jr.
                                       President and Principal Financial Officer

/274387