Form 10QSB
period 2002-06-30
AVOCA INC
filed 2002-08-13
CIK 316537

August 13, 2002



Mr. Jonathan G. Katz
Secretary
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549 0609


Dear Mr. Katz:

         Enclosed please find the Quarterly Report of Avoca, Incorporated ("the Company") on Form 10-QSB for the three month period ending June 30, 2002, which is being submitted for filing with the Securities and Exchange Commission (the "Report"). The undersigned, in the capacities and as of the date indicated below, hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements  of Section 13
(a) or 15(d) of the  Securities  Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August 13, 2002                   By: /s/ Robert C. Baird, Jr.
                                              ----------------------------------
                                              Robert C. Baird, Jr.
                                              Chief Executive Officer and Chief
                                              Financial Officer

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
           OF 1934

For the quarterly  period ended June 30, 2002
                                ------------------------------------------------

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                        to
                              ------------------------  ------------------------

Commission file number 0-9219
                       ---------------------------------------------------------

                               AVOCA, INCORPORATED
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                                    Louisiana
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   72-0590868
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)


         228 St. Charles Avenue, Suite 838, New Orleans, Louisiana 70130
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (504) 552-4720
                 ----------------------------------------------
                           (Issuer's telephone number)

 ------------------------------------------------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Check whether the resgistrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distrubution of securities under a plan confirmed by a court.

Yes        No
    ------    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 830,500 shares on July 23, 2002
                                             -----------------------------------

Transitional Small Business Disclosure Format (check one);  Yes        No    X
                                                                ------    ------

                               AVOCA, INCORPORATED
                               -------------------

                                    I N D E X
                                    ---------
                                                                        Page No.
                                                                        --------

Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - June 30, 2002                      4

                  Condensed Statements of Income
                           Three Months Ended June 30, 2002
                           and 2001 and Six Months Ended
                           June 30, 2002 and 2001                              5

                  Condensed Statements of Cash Flows
                           Six Months Ended June 30, 2002
                           and 2001                                            6

                  Notes to Condensed Financial Statements                      7

                  Management's Discussion and Analysis or
                  Plan of Operation                                         8-11

Part II.          Other Information
                  -----------------

                  Legal Proceedings                                           12

                  Other Information                                           12

                  Exhibits and Reports on Form 8-K                            12

                  Signature                                                   12

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                                  June 30, 2002

Assets
Current assets:
     Cash and cash equivalents                                                                          $  676,123
     Short-term investments                                                                              2,255,144
     Accounts receivable                                                                                   195,242
     Accrued interest receivable                                                                            10,356
     Prepaid expenses                                                                                       19,574
                                                                                                        ----------
Total current assets                                                                                     3,156,439

Property and equipment, less accumulated depreciation and depletion                                         83,360

Other assets:
     Long-term investments                                                                                 500,000
     Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                             1
                                                                                                        ----------
                                                                                                        $3,739,800
                                                                                                        ==========
Liabilities and shareholders' equity
Current liabilities:
     Accounts payable and accrued expenses                                                              $    4,500
     Income taxes payable                                                                                   47,211
                                                                                                        ----------
Total current liabilities                                                                                   51,711

Deferred income taxes                                                                                       11,114

Shareholders' equity:
     Common stock, no par value -- authorized, issued and outstanding
          830,500 shares                                                                                    94,483
     Retained earnings                                                                                   3,582,492
                                                                                                        ----------
Total shareholders' equity                                                                               3,676,975
                                                                                                        ----------
                                                                                                        $3,739,800
                                                                                                        ==========

See accompanying notes

                               Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)


                                                            Three months ended                    Six months ended
                                                                  June 30                              June 30
                                                         2002               2001              2002               2001
                                                      ----------         ----------        ----------         ----------
Revenue:
   Royalties                                          $  655,755         $1,255,705        $1,249,222         $2,906,918
   Less severance taxes                                    3,538             33,869            48,117             65,331
                                                      ----------         ----------        ----------         ----------
                                                         652,217          1,221,836         1,201,105          2,841,587

   Lease option payments                                       -            200,000                 -            200,000
   Lease bonuses                                          89,712                  -            89,712                  -
   Interest income                                        22,521             52,626            47,730             95,645
   Rental and miscellaneous income                        39,015             25,795            43,760             25,795
                                                      ----------         ----------        ----------         ----------
                                                         803,465          1,500,257         1,382,307          3,163,027

Expenses:
   Legal and accounting services                          13,831             12,660            24,697             28,778
   Consultant fees                                        12,750             12,550            45,600             40,513
   Geological and engineering fees                         4,362              1,450             7,656             16,927
   Insurance                                              10,278              6,840            19,703             13,680
   Miscellaneous expenses                                 13,195              9,302            43,590             40,345
                                                      ----------         ----------        ----------         ----------
                                                          54,416             42,802           141,246            140,243
                                                      ----------         ----------        ----------         ----------

Income before income taxes                               749,049          1,457,455         1,241,061          3,022,784

Income taxes                                             224,573            464,062           388,010            947,105
                                                      ----------         ----------        ----------         ----------

Net income                                            $  524,476         $  993,393        $  853,051         $2,075,679
                                                      ==========         ==========        ==========         ==========



Earnings per share                                    $     0.63         $     1.20        $     1.03         $     2.50
                                                      ==========         ==========        ==========         ==========
    (basic and diluted)





See accompanying notes

                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)


                                                                                                Six months ending
                                                                                                     June 30
                                                                                              2002                2001
                                                                                         ---------------------------------
Operating activities
Net income                                                                                 $ 853,051           $2,075,679
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation expense                                                                      2,194                2,194
     Deferred taxes                                                                             (253)                (253)
     Changes in operating assets and liabilities:
         Operating assets                                                                     83,208             (259,387)
         Operating liabilities                                                                34,041              (19,303)
                                                                                          ----------           ----------
Net cash provided by operating activities                                                    972,241            1,798,930

Investing activities
     Purchase of investments                                                              (2,744,759)          (2,602,296)
     Maturity of investments                                                               3,693,265            2,584,803
     Purchase of equipment                                                                   (21,000)                  -
                                                                                          ----------           ----------
Net cash used in investing activities                                                        927,506              (17,493)

Financing activities
Dividends paid                                                                            (2,325,400)          (2,283,875)
                                                                                          -----------          -----------
Net cash used in financing activities                                                     (2,325,400)          (2,283,875)

Decrease in cash and cash equivalents                                                       (425,653)            (502,438)

Cash and cash equivalents at beginning of period                                           1,101,776              526,590
                                                                                          ----------           ----------

Cash and cash equivalents at end of period                                                $  676,123           $   24,152
                                                                                          ==========           ==========






See accompanying notes

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                         Six months ended June 30, 2002



1.  Basis of Accounting

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 2001.

         The Company considers its United States Government securities held with a maturity of three months or less when purchased to be cash equivalents.

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

         Avoca, Incorporated is a passive company, which owns lands under which hydrocarbons are located. The hydrocarbons are developed in accordance with the custom of the trade in the oil and gas industry in Louisiana, which development is conducted with risks and uncertainties usually associated with the production and marketing of hydrocarbons.

         The unaudited condensed statements of income show that net income for the second quarter of 2002 as compared with the first quarter of 2001 decreased from $993,393 to $524,476, or approximately 47%, mostly because of a substantial decrease in royalty income and the absence of income from lease option payments.

         Revenues from royalties net of severance taxes declined from $1,221,836 to $652,217 because of a 41% decrease in the average sales price of gas and declining production from four of the five principal wells in which the Company has a royalty interest.

         As compared with the second quarter of 2001, production from The Meridian Resources & Exploration Company Avoca No. 47-1 well, which has accounted for approximately 63% of the Company's royalty income since it went on production December 4, 2000, decreased by approximately 50%; production from The Meridian C. M. Thibodaux No. 1 and No. 3 wells decreased by approximately 14%; and production from the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well decreased by approximately 24%. The Company's net revenue interest in the Avoca No. 47-1 well is 12.41%, as compared to a net revenue interest of 2.71% in the C. M. Thibodaux No. 1 and No. 3 wells and a 19.46% net revenue interest in the Delta Operating Corporation Avoca No. 1 well.

         The decline in royalty income would have been greater but for $194,609 in royalties received from a new well, the Meridian State Lease No. 16049, which went on production February 8, 2002. The well, in which the Company has a net revenue interest of approximately 2.71%, produces from an existing sand seen in the C. M. Thibodaux No. 1 well and already unitized as the Operc 5 RA SUA Unit. Like the C. M. Thibodaux No. 1 and No. 3 wells and the Avoca No. 47-1 well, the new well is located in the Ramos Field, across Bayou Chene just north of the eastern end of Avoca Island. Production from the four Meridian wells was responsible for 98% of the Company's royalty income for the second quarter of 2002.

         The importance of the Delta Avoca No. 1 well, also in the Ramos Field, has diminished in recent years. Royalty income from the well was $15,476 for the second quarter of 2002 as compared to $21,957 for the second quarter of 2001. The well's operator has advised the Company that, in an attempt to increase production, it recently injected a scale dissolver into the well's formation to treat scale buildup in the tubing and is waiting to measure the success of the treatment.

         Also contributing to the decrease in revenue was the lack of income from lease option payments as compared with $200,000 received from that source in the second quarter of 2001. The decrease was partially offset by execution of a new Meridian lease, covering 256.32 acres on the eastern end of Avoca Island, that generated $89,712 in lease bonus income for the second quarter of 2002. No income from that source was received in the second quarter of 2001.

         Interest  income  on  U.S.   Government  and  U.S.   Government  agency
securities declined $30,105 or approximately 57% because of lower interest rates and a decrease in funds available for investment.

         Rental income increased $13,220 because of a new mooring lease and a small CPI adjustment of the annual rental on the Company's surface lease with the Avoca Duck Club.

         As compared with the second quarter of 2001, total expenses increased $11,614 or approximately 27%. Geological and engineering fees increased due to a greater need for such services. Insurance expense increased primarily because of changes in the Company's coverage. Miscellaneous expenses rose because of additional surface maintenance costs.

         The change in income tax expense for the three months ended June 30, 2002 is attributable to a decrease in taxable income for the second quarter of 2002 as compared to the second quarter of 2001.

         For the six months ended June 30, 2002, total revenue decreased $1,780,720 or approximately 56%, primarily because of a substantial decrease in royalty income and the absence of income from lease option payments.

         For the six month period, royalties net of severance taxes declined to $1,640,482, approximately 58% lower than the corresponding period of 2001. The decline is attributable not only to a 59% decrease in the average sales price of gas, but also to reduced production from four of the five principal wells in which the Company's has a royalty interest. Production from the Avoca No. 47-1 well, the C. M. Thibodaux No. 1 and No. 3 wells and the Avoca No. 1 well declined 17%, 15% and 24% respectively for the six-month period ended June 30, 2002, as compared with the corresponding period of 2001. The decline in royalty income would have been greater but for $220,241 in royalties received from a new Meridian well, the State Lease No. 16049.

         As previously discussed, the $200,000 decrease in revenue from lease option payments was partially offset by $89,712 in lease bonus income.

         Interest  income  on  U.S.   Government  and  U.S.   Government  agency
securities decreased $47,915 or approximately 50% because of lower interest rates and a decrease in funds available for investment.

         Reductions in the need for legal services (included in legal and accounting services) and in geological and engineering services resulted in savings of approximately $13,000. Consultant fees increased because of added compensation paid the Company's general manager. As previously noted, insurance expense increased because of coverage changes and miscellaneous expenses rose because of additional surface maintenance costs.

         The change in income tax expense resulted from a decrease in taxable income for the first six months of 2002 as compared to the like period of 2001.

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

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Litigation between the Company and the heirs of John Singleton is discussed under Item 1 of Part II of the Company's Form 10-QSB report for the three month period ended March 31, 2002. There were no material developments in the litigation during the second quarter.

Item 5 - Other Information

         The Company has asserted a claim for damages arising from blowout of the C. M. Thibodaux No. 2 well (precursor of the C. M. Thibodaux No. 3 well) in June of 1999. The outcome of the claim is uncertain.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B:

         None.

         (b)      Reports on Form 8-K

         Reports on Form 8-K: No such reports were filed during the quarter for which this report is filed.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    AVOCA, INCORPORATED
                                                        Registrant



August 13 , 2002                    /s/Robert C. Baird, Jr.
      ----                          --------------------------------------------
                                    Robert C. Baird, Jr.
                                    President and Principal Financial Officer