Form 10QSB
period 2002-09-30
AVOCA INC
filed 2002-11-04
CIK 316537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               -------------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                         to
                               ------------------------  -----------------------

Commission file number 0-9219
                       ------


                              AVOCA, INCORPORATED
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                   Louisiana
        -----------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   72-0590868
        -----------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

         228 St. Charles Avenue, Suite 838, New Orleans, Louisiana 70130
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (504) 552-4720
        -----------------------------------------------------------------
                           (Issuer's telephone number)

(Former  name, former  address  and former  fiscal year, if changed   since last
 report)
--------------------------------------------------------------------------------


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

                         DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes     No
                                                     ----   ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
830,500 shares on October 31, 2002
----------------------------------

Transitional Small Business Disclosure Format (check one);  Yes        No   X
                                                                ------    -----

                               AVOCA, INCORPORATED
                               -------------------

                                    I N D E X
                                    ---------
                                                                        Page No.
                                                                        --------
Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - September 30, 2002                 4

                  Condensed Statements of Income
                           Three Months Ended September 30, 2002
                           and 2001 and Nine Months Ended
                           September 30, 2002 and 2001                         5

                  Condensed Statements of Cash Flows
                           Nine Months Ended September 30, 2002
                           and 2001                                            6

                  Notes to Condensed Financial Statements                      7

                  Management's Discussion and Analysis or
                  Plan of Operation                                         8-12

                  Controls and Procedures                                     12

Part II.          Other Information

                  Legal Proceedings                                        13-14

                  Other Information                                           14

                  Exhibits and Reports on Form 8-K                         14-15

                  Signature                                                   15

                  Certifications                                           16-17

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                               September 30, 2002



Assets
Current assets:
     Cash and cash equivalents                                                                          $   48,016
     Short-term investments                                                                              2,774,855
     Accounts receivable                                                                                   130,054
     Accrued interest receivable                                                                            26,254
     Prepaid expenses                                                                                       23,000
                                                                                                        ----------
Total current assets                                                                                     3,002,179

Property and equipment, less accumulated depreciation and depletion                                         87,385

Other assets:
     Long-term investments                                                                               1,270,000
     Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                             1
                                                                                                        ----------
                                                                                                        $4,359,565
                                                                                                        ==========



Liabilities and shareholders' equity
Current liabilities:
     Accounts payable and accrued expenses                                                              $   19,809
     Income taxes payable                                                                                   86,014
                                                                                                        ----------
Total current liabilities                                                                                  105,823

Deferred income taxes                                                                                       10,987

Shareholders' equity:
     Common stock, no par value -- authorized, issued and outstanding
          830,500 shares                                                                                    94,483
     Retained earnings                                                                                   4,148,272
                                                                                                        ----------
Total shareholders' equity                                                                               4,242,755
                                                                                                        ----------
                                                                                                        $4,359,565
                                                                                                        ==========


See accompanying notes

                               Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)


                                                            Three months ended                   Nine months ended
                                                               September 30                         September 30
                                                         2002               2001              2002               2001
                                                         ----               ----              ----               ----
Revenue:
   Royalties                                           $ 446,690         $  878,130        $1,695,912         $3,785,048
   Less severance taxes                                   15,451             48,798            63,568            114,129
                                                       ---------         ----------        ----------         ----------
                                                         431,239            829,332         1,632,344          3,670,919

   Lease option payments                                       -                  -                 -            200,000
   Lease bonuses and delay rentals                       450,326            328,510           540,038            328,510
   Interest income                                        27,898             42,757            75,628            138,402
   Rental and miscellaneous income                         9,253              4,145            53,013             29,940
                                                       ---------         ----------        ----------         ----------
                                                         918,716          1,204,744         2,301,023          4,367,771

Expenses:
   Legal and accounting services                          32,418             12,637            57,115             41,415
   Consultant fees                                        13,000             12,375            58,600             52,887
   Geological and engineering fees                         2,220              6,354             9,876             23,281
   Insurance                                              11,025              7,082            30,728             20,763
   Miscellaneous expenses                                  5,597             10,792            49,187             51,137
                                                       ---------         ----------        ----------         ----------
                                                          64,260             49,240           205,506            189,483
                                                       ---------         ----------        ----------         ----------

Income before income taxes                               854,456          1,155,504         2,095,517          4,178,288

Income taxes                                             288,676            381,797           676,686          1,328,902
                                                       ---------         ----------        ----------         ----------

Net income                                             $ 565,780         $  773,707        $1,418,831         $2,849,386
                                                       =========         ==========        ==========         ==========

Earnings per share                                     $    0.68         $     0.93        $     1.71         $     3.43
                                                       =========         ==========        ==========         ==========
    (basic and diluted)





See accompanying notes

                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)


                                                                                                Nine months ending
                                                                                                   September 30
                                                                                        2002                 2001
                                                                                ------------------------------------------
Operating activities
Net income                                                                               $ 1,418,831          $ 2,849,386
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation expense                                                                      3,291                3,291
     Deferred taxes                                                                             (380)                (380)
     Changes in operating assets and liabilities:
         Operating assets                                                                    129,072             (200,958)
         Operating liabilities                                                                88,153              (17,236)
                                                                                         ------------          -----------
Net cash provided by operating activities                                                  1,638,967            2,634,103

Investing activities
     Purchase of investments                                                              (4,376,680)          (5,144,045)
     Maturity of investments                                                               4,035,475            4,304,613
     Purchase of equipment                                                                   (26,122)                   -
                                                                                         ------------          -----------
Net cash used in investing activities                                                       (367,327)            (839,432)

Financing activities
Dividends paid                                                                            (2,325,400)          (2,283,875)
                                                                                         ------------          -----------
Net cash used in financing activities                                                     (2,325,400)          (2,283,875)

Decrease in cash and cash equivalents                                                     (1,053,760)            (489,204)

Cash and cash equivalents at beginning of period                                           1,101,776              526,590
                                                                                         ------------          -----------

Cash and cash equivalents at end of period                                               $    48,016             $ 37,386
                                                                                         ============          ===========






See accompanying notes

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                      Nine months ended September 30, 2002



1.  Basis of Accounting

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 2001.

         The Company considers its United States Government securities held with a maturity of three months or less when purchased to be cash equivalents.

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

         Avoca Incorporated is a passive company which owns lands in Louisiana under which hydrocarbons are located. The hydrocarbons are developed in accordance with the custom of the trade in the oil and gas industry in Louisiana, which development is conducted with risks and uncertainties usually associated with the production and marketing of hydrocarbons.

         The unaudited condensed statements of income show that net income for the third quarter of 2002 as compared with the third quarter of 2001 decreased from $773,707 to $565,780, or approximately 27%, mostly because of a substantial decrease in royalty income.

         Revenues from royalties net of severance taxes declined from $829,332 to $431,239 because of a 6% decrease in the average sales price of gas and declining production from four of the five principal wells in which the Company has a royalty interest.

         As compared with the third quarter of 2001, production from The Meridian Resources & Exploration L.L.C. Avoca No. 47-1 well, which has accounted for approximately 60% of the Company's royalty income since it went on production December 4, 2000, decreased by approximately 87%. The well went off production June 27, 2002, returned to production August 20 until August 28 and was off production for the rest of the month of August. On September 4, the well was again placed on production, producing a minimal amount of gas and a substantial amount of water. The Company has received a pre-application notice dated September 9, 2002 advising that Meridian plans to apply to the Commission of Conservation to create the Operc C RA SUA Unit for the Avoca No. 47-1 well. The Operc C sand is closer to the surface than the sand from which the Avoca No. 47-1 well has been producing.The proposed unit has the same configuration as the existing unit and, if approved, would result in the same 12.41% net revenue interest to the Company.

          Because of the decline in production from the Avoca No. 47-1 well, the Meridian C.M. Thibodaux No. 1 and No. 3 wells and the Meridian State Lease No. 16049 well, hereinafter discussed, are currently the source of most of the Company's royalty income. As compared with the comparable period of 2001, production from the two Thibodaux wells decreased approximately 11% during the third quarter of 2002, a level of decline that is approximately the same as that experienced during the first and second quarters of the year. The Company's net revenue interest in at each of the three wells is 2.71%.

         The importance of the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well has diminished in recent years. Royalty income from the well, in which the Company has a net revenue interest of 19.46%, was $12,322 for the third quarter of 2002 as compared to $25,404 for the third quarter of 2001 and $ 47,027 for the third quarter of 2000. The well's operator has advised the Company that the well has stabilized after the recent injection of scale dissolver into the well's formation to treat scale buildup in the tubing.

         The decline in royalty income would have been greater but for $155,888 in royalties received from the above-mentioned Meridian State Lease No. 16049 well, which went on production February 8, 2002. The well produces from a sand seen in the C. M. Thibodaux No. 1 well and already unitized as the Operc 5 RA SUA Unit. Like the C. M. Thibodaux No. 1 and No. 3 wells and the Avoca No. 47-1 well, the new well is located in the Ramos Field, across Bayou Chene just north of the eastern end of Avoca Island. Production from the four Meridian wells (the Avoca No. 47-1 well, C.M. Thibodaux No. 1 and No. 3 wells and the new State Lease No. 16049 well) was responsible for 97% of the Company's royalty income for the third quarter of 2002.

          Lease bonuses and delay rentals for the third quarter increased $ 121,816 as compared to the third quarter of 2001 because CNG Producing Company (now known as Dominion Exploration and Producing Inc.) extended its 1,637.55 acre oil gas and mineral lease dated August 19, 1999 for an additional two year period with a higher per acre rental.

         Interest  income  on  U.S.   Government  and  U.S.   Government  agency
securities declined $14,860 or approximately 3% because of lower interest rates and a decrease in funds available for investment.

         As compared with the third quarter of 2001, total expenses increased $15,020 or approximately 31%. Legal and accounting expenses increased because of new disclosure and certification requirements imposed on public companies by Congress and the Securities and Exchange Commission. The increase was partially offset by a reduced need for geological and engineering services and a decline in miscellaneous expenses. Insurance expense increased primarily because of changes in the Company's insurance coverage and an increase in premium costs.

         The change in income tax expense for the three months ended September 30, 2002 resulted from a decrease in taxable income for the quarter as compared to the third quarter of 2001.

         Total revenue for the nine months ended September 30, 2002 decreased $2,066,748 or approximately 47%, primarily because of a substantial decrease in royalty income and the absence of income from lease option payments.

         For the nine-month period, royalties net of severance taxes declined to $1,632,344, approximately 56% lower than the corresponding period of 2001. The decline was attributable not only to a 47% decrease in the average sales price of gas, but also to reduced production from four of the five principal wells in which the Company has a royalty interest. Production from the Avoca

No. 47-1 well, the C. M. Thibodaux No. 1 and No. 3 wells and the Avoca No. 1 well declined 42%, 14% and 52% respectively for the nine-month period ended September 30, 2002, as compared with the corresponding period of 2001. The decline in royalty income would have been greater but for $362,452 in royalties received from a new Meridian well, the State Lease No. 16049.

         Also contributing to the decrease in revenue for the nine-month period was the absence of income from lease option payments as compared with $200,000 received from that source for the corresponding period of 2001. The decrease was offset by a $211,528 increase in lease bonuses and delay rentals for the nine-month period resulting from CNG Producing Company's extension of its previously discussed lease and the execution of a new Meridian lease that covers
256.32 acres on the eastern end of Avoca Island and generated an additional $89,712 in lease bonus income.

         Interest  income  on  U.S.   Government  and  U.S.   Government  agency
securities decreased $62,774 or approximately 45% because of lower interest rates and a decrease in funds available for investment.

         Rental and miscellaneous income increased $23,073 or approximately 77% primarily because of a new mooring lease and increased income from the sale of alligator hides and eggs.

         Total  expenses  for  the  nine-month   period  increased   $16,023  or
approximately 8%. Increased need for legal and accounting services was substantially offset by a decreased need for geological and engineering services. Consultant fees increased because of added compensation paid the Company's general manager. As previously noted, the increase in insurance expense was due to changes in coverage and increases in premium costs.

         The change in income tax expense for the nine months ended September 30, 2002 resulted from a decrease in taxable income for the first nine months of 2002 as compared to the like period of 2001.

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

Item 3 -          Controls and Procedures

         Robert C. Baird, Jr., the Company's principal executive and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this report. Based on that evaluation, he has concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date Mr. Baird completed his evaluation.

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

         As noted in the Company's Form 10-QSB reports for the first and second quarters of 2002, Avoca, Incorporated on December 29, 1999 filed in the 16th Judicial District Court for the Parish of St. Mary (Docket No. 105195) a lawsuit to evict a former lessee, Ernest Singleton, from a small parcel of land (less than 10 acres) located in the northeast part of Avoca Island. The parcel is included in The Meridian Resource & Exploration, LLC's 647.504 acre unit for the C.M. Thibodaux Nos. 1 and 3 wells and State Lease No. 16049 well and represents approximately 13% of the Company's acreage in the unit.

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

         On March 26, 2001, the court rendered judgment upholding Avoca's exception of Res Judicata and dismissing the Singletons' Reconventional Demand and Petition in Nullity. The Singletons appealed to the Louisiana First Circuit Court of Appeals, which on October 2, 2002 reversed the trial court's Judgment. The Company has applied for a rehearing. If, as is usual in such circumstances, the rehearing is denied, the litigation will be remanded to the trial court for further proceedings, including consideration of the Company's Exception of Prescription.

         On September 13, 2001 (prior to the appellate court's October 2, 2002 ruling), the Company filed a Motion for Preliminary Injunction to prohibit the Singletons, their invitees, et al. from trespassing on or interfering with the Company's possession and enjoyment of certain described portions of Avoca Island in disregard of the court's prior judgments. The motion was heard on October 31, 2001. On November 26, 2001, pursuant to a joint stipulation of counsel, the court addressed certain of the conduct complained of in the motion and granted injunctive relief with respect thereto.

Item 5 - Other Information

         The Company has asserted a claim for damages arising from blowout of the C. M. Thibodaux No. 2 well (precursor of the C. M. Thibodaux No. 3 well) in June of 1999. The outcome of the claim is uncertain.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B.
          None.

        (b)      Reports on Form 8-K.

         One report on Form 8-K, dealing with a letter written to, but not filed with, the Securities and Exchange Commission, was filed on August 13, 2002. The letter deals with a certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  AVOCA, INCORPORATED
                                                      Registrant

November 4, 2002                       /s/ Robert C. Baird, Jr.
        ---                            -----------------------------------------
                                       Robert C. Baird, Jr.
                                       President and Principal Financial Officer

                                 CERTIFICATIONS*

                  I, Robert C. Baird, Jr., Principal Executive Officer and Principal Financial Officer of registrant, certify that:

                  1. I have reviewed this quarterly report on Form 10-QSB of Avoca, Incorporated;

                  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented  in  this  quarterly report our conclusions about
the  effectiveness of the disclosure  controls and  procedures   based  on   our
evaluation as of the Evaluation Date;

                  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any   fraud,  whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

                  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  November 4, 2002                           /s/ Robert C. Baird, Jr.
    ------------------------                     -------------------------------
                                                 Robert C. Baird, Jr.
                                                 Principal Executive Officer and
                                                 Principal Financial Officer


*Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.