Form 10KSB
period 2002-12-31
AVOCA INC
filed 2003-03-26
CIK 316537

[MILLING BENSON WOODWARD L.L.P. LETTERHEAD]


                                                                March 25  , 2003
                                                                     -----



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Via Edgar Electronic Filing System

Gentlemen:

        Pursuant   to  regulations  of  the  Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10KSB for the year ended December 31, 2002.

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

GCL, JR./kj

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB

X /   Annual report  pursuant  to Section 13 or 15(d) of the Securities Exchange
--    Act of 1934 for the fiscal year ended December 31, 2002

  /   Transition  report  pursuant  to  Section  13 or 15(d)  of the  Securities
--    Exchange Act of 1934 for the transition period from to

Commission file number 0-9219
                       -------------

                               AVOCA, INCORPORATED
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Louisiana                                    72-0590868
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

228 St. Charles Avenue, Suite 838, New Orleans, LA                  70130
--------------------------------------------------            ------------------
        (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number      (504) 552-4720
                              ----------------------------

Securities registered under Section
        12(b) of the Act:
       Title of each class                       Name of each exchange on
                                                     which registered
              None                                        None
-----------------------------------              -------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock - No Par Value
                           ---------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              -----

State issuer's revenues for its most recent fiscal year.  $2,710,961
                                                          ----------

The aggregate market value of common stock held on March 5, 2003 by non-affiliates of the registrant was $8,703,349. Such value has been computed on the basis of the average bid and asked prices of the stock and by excluding, from the 830,500 shares outstanding on that date, all stock beneficially owned by officers and directors of the registrant and by beneficial owners of more than five percent of its stock, even though all such persons may not be affiliates as defined in SEC Rule 12b-2.

The Company has only one class of common stock, of which 830,500 shares were outstanding on March 5, 2003.

Parts I and II incorporate by reference information from the Annual Report to Shareholders for the year ended December 31, 2002. Part III incorporates by reference information from the Company's Proxy Statement dated February 18, 2003.

Transitional Small Business Disclosure Format (check one):  Yes         No   X
                                                                 ---        ---

An exhibit index is located on page 16-18

                               AVOCA, INCORPORATED

                          Index to 10-KSB Annual Report

                                                                            PAGE

PART I

Item 1:          Description of Business                                    3-10
Item 2:          Description of Property                                   10-11
Item 3:          Legal Proceedings                                         11-14
Item 4:          Submission of Matters to a Vote of Security Holders          14


PART II

Item 5:          Market for Common Equity
                 and Related Stockholder Matters                              14
Item 6:          Management's Discussion and Analysis or Plan of
                 Operation                                                    14
Item 7:          Financial Statements                                         15
Item 8:          Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosures                      15


PART III

Item 9:          Directors, Executive Officers, Promoters and
                 Control Persons; Compliance With Section 16(a)
                 of the Exchange Act                                          15
Item 10:         Executive Compensation                                       16
Item 11:         Security Ownership of Certain Beneficial Owners
                 and Management                                               16
Item 12:         Certain Relationships and Related Transactions               16
Item 13:         Exhibits and Reports on Form 8-K                          16-18
Item 14:         Controls and Procedures                                      18




                                                              Page 2 of 20 Pages

                                     PART I

Item 1     Description of Business
           -----------------------

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

           Avoca, Incorporated is a passive royalty company that derives most of its income from royalties, bonuses and delay rentals under oil and gas leases covering its Avoca Island acreage. The following table and accompanying lease map furnish information respecting mineral leases in effect for the year ended December 31, 2002.

                                                              Page 3 of 20 Pages

MINERAL INCOME

Year Ended December 31, 2002

                                                                                    Initial            Income Recognized in 2002
                                                Date of                             Payment              Lease Bonus       Net
Lessee/Operator                                  Lease     Acreage    Expiration    Per Acre           or Delay Rental  Royalties
------------------------------------------------------------------------------------------------------------------------------------
Texaco, Inc. (Enervest Operating L.L.C.)        5/17/63    41.9000   Termination      $ 75              $     --       $       205
                                                                     of production

Alliance Operating Company
(Delta Operating Corporation)                   8/14/87   276.7330   Termination      $200                    --            45,465*
                                                                     of production

The Meridian Resource & Exploration Company     5/27/98   212.3750   Termination      $200                    --         1,965,592*
(The Meridian Resource & Exploration LLC)                            of production

CNG Producing Company                           8/19/99 1,637.5500   Termination      $200               450,326                 -
(now known as Dominion Exploration                                   of production
  & Production, Inc.)                                                or 8/19/04 if
                                                                     nonproducing

The Meridian Resource & Exploration Company    11/18/99    15.5633   Termination      $300                    --                 B*
(The Meridian Resource & Exploration LLC)                            of production

The Meridian Resource & Exploration LLC         5/24/02   256.3200   Termination      $350                89,712                 -
                                                                     of production
                                                                     or 5/24/05 if
                                                                     nonproducing
                                                                                     -----              --------


*All  royalties  received  from the  Meridian  Resource &  Exploration,  LLC are included under the May 27, 1998 lease as separate remittances are not
 received for the individual leases.                                                                    $540,038        $2,011,262
                                                                                                        ========        ==========

                                                              Page 4 of 20 Pages

                       [Map of Avoca Island appears here,
                    showing property of Avoca, Incorporated,
                       mineral leases and well locations]

                                                              Page 5 of 20 Pages

------     -----------------------

           At December 31, 2002, approximately 15% of the Company's land (2,440 acres) was covered by oil and gas leases. Approximately 547 acres were held by production and the remaining 1,893 acres were covered by leases which, if non producing, require the payment of annual delay rentals to maintain them in effect and expire at the end of their primary terms (three to five years). The leases (six in all) stipulate royalties ranging from 23% to 30%.

           The Meridian Resources & Exploration LLC ("Meridian") Avoca No. 47-1 well has been the Company's largest royalty producer since it went on production December 2000. Royalties from the Avoca No. 47-1 well were responsible for approximately 67% and 36% of the Company's net royalty income during 2001 and 2002 respectively. Total 2001 production from the Avoca No. 47-1 well was 4,597,565 Mcf of gas, 64,518 barrels of condensate and 809,733 gallons of natural gas liquids as compared to 1,973,503 Mcf of gas, 21,534 barrels of condensate and 32,769 gallons of natural gas liquids for 2002 as reported on the check vouchers. Production from the well began to decline in January 2002 and continued until the well went off production in June. A brief return to production in August resulted in a minimal amount of gas and a substantial amount of water. In September, workover operations began and the well was recompleted in the higher Operc C sand. The unit for the recompleted well has the same configuration as the preexisting unit, and the Company will retain its existing 12.41% net revenue interest. The well returned to production in December and average daily production for January and February 2003 was approximately 8,900 Mcf of gas.

           The Meridian C. M. Thibodaux No. 1 and No. 3 wells were the Company's largest royalty producers from 1999 to 2001 (until surpassed by the Avoca No. 47-1 well when it went on production) and remained as important contributors to the Company's royalty income in 2002.

                                                              Page 6 of 20 Pages

Royalties from these wells, in which Avoca, Incorporated has a net revenue interest of 2.71%, were responsible for approximately 80%, 30% and 37% of the Company's net royalty income during 2000, 2001 and 2002, respectively. Total production from the C. M. Thibodaux No. 1 and No. 3 wells was 7,898,975 Mcf of gas, 342,248 barrels of condensate and 10,547,944 gallons of natural gas liquids in 2000 as compared with 7,677,632 Mcf of gas, 276,392 barrels of condensate and 2,357,432 gallons of natural gas liquids in 2001 and 6,788,419 Mcf of gas, 224,017 barrels of condensate and 422,453 gallons of natural gas liquids for 2002 as reported on the check vouchers. The well's operator has advised the Company that, in an attempt to increase production, the C. M. Thibodaux No. 1 well was shut-in mid December 2002 and treated for scale buildup in the tubing. The operator has also advised that it plans to recomplete the well in the higher Operc 3 sand and return it to production.

           A new well, the Meridian State Lease No. 16049 well, in which the Company has a net revenue interest of approximately 2.71%, went on production in February 2002 and was responsible for approximately 25% of the Company's net royalty income for the year. Total 2002 production from the well was 2,552,893 Mcf of gas and 341,300 barrels of condensate as reported on the check vouchers. Like the Meridian C. M. Thibodaux No. 1 and No. 3 wells and the Meridian Avoca No. 47-1 well, the new well is located in the Ramos Field across Bayou Chene just north of the eastern end of Avoca Island.

           The Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well, also located in the Ramos Field, was responsible for 11%, 3% and 2% of the Company's net royalty income in 2000, 2001 and 2002, respectively. Total production from the well (in which the Company has a net revenue interest of approximately 19%) was 216,264 Mcf of gas and 3,463 barrels of condensate in 2000 as reported on check vouchers as compared with 139,334 Mcf of gas


                                                              Page 7 of 20 Pages
and 1,677 barrels of condensate in 2001 and 66,024 Mcf of gas and 1,344 barrels of condensate in 2002.

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

                 Volume                            Average Sales Price
-----------------------------------------     ----------------------------
Year    Gas (mcf)  Oil (bbls)   NGL (gal)     Per Mcf    Per bbl  Per gal
2000     284,030     9,934       199,688      $ 4.28     $ 27.80   $ .42
2001     806,177    15,837       164,496      $ 4.94     $ 31.53   $ .41
2002     511,363    18,279        15,534      $ 3.18     $ 24.91   $ .24

In 2002, the Company granted one new mineral lease on 256 acres and extended an existing lease on 1,638 acres, as compared with granting of two leases covering 1,900 acres in 2001 and three leases covering 260 acres in 2000.

           During the last three years, the Company's mineral lessees commenced the drilling of six wells (including four non-producers) on or near Avoca Island. Drilling commenced on three of the

                                                              Page 8 of 20 Pages
wells, including the above-mentioned Avoca No. 47-1 well, in 2000. Drilling commenced on the other three wells, including the above-mentioned Meridian State Lease No. 16049 well and Burlington/Petro Hunt's Avoca No. 45 well, during 2001. No new wells were spudded during 2002, but drilling continued on the Avoca No. 45 well, which was located on Burlington/Petro Hunt's 1,873 acre lease in the middle of Avoca Island. The well was drilled to a permitted depth of 16,200 feet to test several sands including the lower Miocene Cam 1 and Cam 5 sands. The sands were found to be non-productive and the well was plugged and abandoned in April 2002. Burlington elected not to pay the delay rental due in November and the lease has terminated.

           Further information regarding oil and gas operations on the Company's property appears under the captions "Report to the Shareholders" and
"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 and 14-15 of the Company's 2002 Annual Report to
Shareholders, attached as an exhibit hereto and incorporated herein by reference. The Company's activities with respect to oil and gas are limited to the granting of leases, options, seismic permits and the collection of bonuses, delay rentals and landowner royalties thereunder. Accordingly, only limited information, furnished primarily by the Company's lessees, has been included with respect to oil and gas operations affecting the Company's lands. Complete information regarding these and related matters, such as proved reserves, is unavailable to the Company and cannot be obtained without unreasonable effort or expense.

           Wild game, bird hunting and non-commercial fishing rights on Avoca Island are leased to the Avoca Duck Club. Cattle grazing leases, described under
Item 2 of this report, have helped to minimize expenditures associated with land clearing and fence maintenance.

           The Company has no employees but retains the services of three individuals as independent contractors. One acts as consultant to the Board of Directors and assists with the Company's day-to-

                                                              Page 9 of 20 Pages
day business affairs. The other two individuals maintain the Company's financial records and watch over the Company's lands, respectively.

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


                                                             Page 10 of 20 Pages

Avoca Island was completed in 1998 by the St. Mary Parish government and has been reviewed by the Company and others.

           A study conducted with the assistance of LSU's Cooperative Extension Service in 1991 indicates that aquaculture and tree farming are not economically feasible and that the island's suitability for farming is limited. The Company is continuing its search for ways to prudently develop Avoca Island for agricultural and commercial use. In addition to ongoing surface maintenance operations and its long standing lease of hunting and fishing rights to the Avoca Duck Club, the Company in 2002 renewed a cattle grazing lease covering lands located on the north and western parts of the island. The new lease covers 758 acres and expires in 2007.

           Information regarding development of oil and gas resources on Avoca Island is provided under Item 1 of this report, incorporated herein by reference.


Item 3     Legal Proceedings
------     -----------------

           1. Avoca, Incorporated on December 29, 1999 filed in the 16th Judicial District Court for the Parish of St. Mary (Docket No. 105195) a lawsuit to evict a former lessee, Ernest Singleton, from a small parcel of land (less than 10 acres) located in the northeast part of Avoca Island. The parcel is included in The Meridian Resource & Exploration, Inc.'s 647.504 acre unit for the C.M. Thibodaux Nos. 1 and 3 wells and represents no more than 13% of the Company's acreage in the unit.

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

                                                             Page 11 of 20 Pages

June 7, 2000, the court rendered judgment in favor of the Company in the eviction proceedings and ordered Ernest Singleton to vacate the premises. Although Mr. Singleton has left Avoca Island, an appeal was filed. The judgment of eviction was affirmed by the appellate court and has become final.

           In December, 2000, thirty-four named individuals, alleging themselves to be descendants of the original owners of the property described in the petition and reconventional demand, were allowed to intervene and assert ownership claims in the proceedings. In response, a Dilatory Exception of Vagueness was filed. The exception was maintained on February 9, 2001. On January 29, 2003, the court, on the Company's motion, dismissed the intervention because the intervenors had failed to amend the intervention within the time specified by the court on February 9, 2001.

           On March 26, 2001, the court rendered judgment upholding Avoca's exception of Res Judicata and dismissing the Singletons' Reconventional Demand and Petition in Nullity. The Singletons appealed to the Louisiana First Circuit Court of Appeals, which on October 2, 2002 reversed the trial court's Judgment. The Company's application for a rehearing was denied and the litigation was remanded to the trial court for further proceedings, including consideration of the Exception of Prescription filed by the Company on March 3, 2000, the Exception of No Cause of Action which it filed on December 27, 2003 with respect to the nullity claim and the Motion to Set Hearing for Class Action which the Singletons filed on January 6, 2003. On January 24, 2003, the court upheld the Company's Exception of No Cause of Action and ruled that the Singletons had not stated a cause of action to annul the 1970 judgment (effectively mooting the Company's Exception of Prescription). Having been given 30 days to amend their petition to properly assert a nullity action, the Singletons on February 2003 filed an Amending Reconvention and Petition asserting

                                                             Page 12 of 20 Pages
fraud as the basis for their above-mentioned nullity claim; expanding their original ownership claim to cover 162 acres, including all of the Company's acreage in the unit for the C. M. Thibodaux Nos. 1 and 3 wells and the Meridian State Lease No. 16049 well and a small portion of the unit for the Avoca No. 47-1 well; naming The Meridian Resources & Exploration LLC as third party defendant to defend its royalty distributions; and seeking to have the litigation certified as a class action. Responsive pleadings have not yet been filed by the Company.

           On September 13, 2001 (prior to the appellate court's October 2, 2002 ruling), the Company filed a Motion for Preliminary Injunction to prohibit the Singletons, their invitees, et al. from trespassing on or interfering with the Company's possession and enjoyment of certain described portions of Avoca Island in disregard of the court's prior judgments. The motion was heard on October 31, 2001. On November 26, 2001, pursuant to a joint stipulation of the parties, the court addressed certain of the conduct complained of in the motion and granted injunctive relief with respect thereto.

           The  Company   believes  it  has  meritorious   defenses   (including
prescription) to all of the claims asserted by the Singletons and intends to continue to vigorously defend against them.

           2. On June 28, 1999, Ernest and Evelyn Singleton, William Singleton, Jr., Perry Smith, Brenda Henderson, Individually and on Behalf of Her Minor Children, Mikila and Keith Henderson, Mandalay Properties, LLC, Anthony J. Guarisco, Jr., Marilyn G. Vinson, Terry D. Guarisco, Sr., Individually and as Representatives of All Those Similarly Situated filed in the 16th Judicial District Court for the Parish of St. Mary (Docket No. 104204) a lawsuit against Northfield Insurance Company, The Lumbermen's Mutual Casualty Company, Texas Meridian Production Corporation, The Meridian Resource & Exploration Company, George Smith, George Craig, Kurt D. Byth, Patterson Services, Inc., Reliance Insurance Company, Commercial Underwriters Insurance


                                                             Page 13 of 20 Pages

Company and Petroleum Professionals International, Inc. seeking damages for loss of production, reservoir damage, property damage and personal injury resulting from the blowout of the C. M. Thibodaux No. 2 well (precursor of the Thibodaux No. 3 well) in June of 1999.

           On May 15, 2002, the Louisiana First Circuit Court of Appeal affirmed the trial court's certification of the lawsuit as a class action. The Company, which has an interest in the unit for the well, falls within the "below the ground" subclass of persons owning mineral interests impacted by the blowout. The Company has not been notified by the trial court of the date by which members of the class must elect to remain in or opt out of the class action.


Item 4     Submission of Matters to
------     a Vote of Security Holders
           --------------------------

           Not Applicable


                                     PART II

Item 5     Market for Common Equity
------     and Related Stockholder Matters
           -------------------------------

           The information called for by this item appears under the caption "Stock Prices and Related Security Holder Matters" on page 15 of the Company's 2002 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 6     Management's Discussion and
------     Analysis or Plan of Operation
           -----------------------------

           The information called for by this item appears under the captions "Report to the Shareholders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 and 14-15, respectively, of the Company's 2002 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

                                                             Page 14 of 20 Pages

Item 7     Financial Statements
------     --------------------

           The information called for by this item comprises pages 4 through 13 of the Company's 2002 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 8     Changes in and Disagreements
------     with Accountants on Accounting and Financial Disclosures
           --------------------------------------------------------

           The information called for by this item appears under the caption "Independent Auditors" on page 15 of the Company's 2002 Annual Report to
Shareholders,   attached  as  an  exhibit  hereto  and  incorporated  herein  by reference.

                                    PART III

Item 9     Directors, Executive Officers,
------     Promoters and Control Persons; Compliance
           With Section 16(a) of the Exchange Act
           -----------------------------------------

           The Company has three executive officers,  all of whom are directors:
Robert C. Baird, Jr., President, J. Scott Tucker, Vice President, and M. Cleland Powell, III, Secretary-Treasurer. Information concerning such persons and the Company's other directors, Bernard E. Boudreaux, Jr. and Guy C. Lyman, Jr., is shown under the caption "Number and Election of Directors" on pages 3 and 4 of the Company's Proxy Statement dated February 18, 2003, incorporated herein by reference.

           The balance of the information called for by this item appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 5 of the Company's Proxy Statement dated February 18, 2003, incorporated herein by reference.

                                                             Page 15 of 20 Pages

Item 10    Executive Compensation
-------    ----------------------

           The information called for by this item appears under the caption "Information Concerning Management - Executive Compensation" on page 5 of the Company's Proxy Statement dated February 18, 2003, incorporated herein by reference.


Item 11    Security Ownership of Certain
-------    Beneficial Owners and Management
           and Related Stockholder Matters
           -------------------------------

           The information called for by this item appears under the caption "Voting Securities" on pages 2 and 3, and under the caption "Number and Election of Directors" on pages 3 and 4, of the Company's Proxy Statement dated February 18, 2003, incorporated herein by reference.

Item 12    Certain Relationships
-------    and Related Transactions
           ------------------------

           Not applicable.

Item 13    Exhibits and Reports on Form 8-K
-------
(a)1.      Financial Statements

           The following financial statements of Avoca, Incorporated, included in its 2002 Annual Report to Shareholders, are incorporated by reference in Part II, Item 7:

           Report of LeGlue & Company, Independent Auditors, dated January 14, 2003

           Report of Arthur Andersen LLP, Independent Public Accountants, dated January 11, 2002

           Balance sheet - December 31, 2002

           Statements of Income - years ended
           December 31, 2002 and 2001

           Statements of Retained Earnings -
           years ended December 31, 2002 and 2001
           Statements of Cash Flows - years ended
           December 31, 2002 and 2001


                                                             Page 16 of 20 Pages

           Notes to Financial Statements -
           December 31, 2002

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

           3.4       Copy of amendment to Charter, dated
                     May 30, 19751

           3.5       Copy of amendment to Charter, dated
                     September 15, 19812

           3.6       Copy of amendment to Charter, dated
                     March 17, 19872

           3.7       Copy of Composite Charter (as of
                     August 14, 1987)2

           4.0       Copy of specimen stock certificate1

           13        Annual Report to Shareholders for
                     the year ended December 31, 2002. Except for those portions specifically designated as being incorporated by reference in this Form 10-KSB, the annual report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed filed as part of the Form 10-KSB.



                                                             Page 17 of 20 Pages

(b)        Reports on Form 8-K

           The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

           Date of Report          Items Reported
           --------------          --------------

           November 4, 2002        Certification required by  Section 906 of the
                                   Sarbanes-Oxley Act of 2002

           December 11, 2002       Declaration of annual dividend
           and signed on December 17, 2002


----------------------------
1 Incorporated by reference from registrant's Form 10 Registration Statement, filed with the Securities and Exchange Commission on April 29, 1980, Commission file number 0-9219.

2 Incorporated by reference from registrant's Form 8 Report dated August 14, 1987, Commission file number 0-9219.


Item 14       Controls and Procedures
-------       -----------------------

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

                                                             Page 18 of 20 Pages

                                   SIGNATURES
                                   ----------

              Pursuant to the requirements of Section 13 of the Securities Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avoca, Incorporated



By: /s/ Robert C. Baird, Jr.
    --------------------------------------
        Robert C. Baird, Jr.
        President and principal executive,
        financial and accounting officer

Date: March    25  , 2003
            -------

      In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Robert C. Baird, Jr.
Robert C. Baird, Jr., Director
Date: March  25 , 2003
            ----


/s/ Bernard E. Boudreaux, Jr.
Bernard E. Boudreaux, Jr., Director
Date: March  25 , 2003
            ----


/s/ Guy C. Lyman, Jr.
Guy C. Lyman, Jr., Director
Date: March  25 , 2003
            ----


/s/ M. Cleland Powell, III
M. Cleland Powell, III, Director
Date: March  25 , 2003
            ----


/s/ J. Scott Tucker
J. Scott Tucker, Director
Date: March  25 , 2003
            ----

                                                             Page 19 of 20 Pages

                                 CERTIFICATIONS

    I, Robert C. Baird, Jr. Principal Executive Officer and Principal Financial Officer, certify that:

    1. I have reviewed this annual report on Form 10-KSB of Avoca, Incorporated;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date,

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date   March 25, 2003
       --------------
                                               /s/ Robert C. Baird, Jr.
                                               ---------------------------------
                                               Robert C. Baird, Jr.
                                               Principal  Executive Officer  and
                                               Principal Financial Officer


                                                             Page 20 of 20 Pages

                                                                      EXHIBIT 13


                    AVOCA                      Annual Report
                INCORPORATED                   2002

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




2 AVOCA, Incorporated

Report to the Shareholders

Issued Preliminary to the Seventy First
Annual Meeting of Shareholders on March 18, 2003

Dear Shareholders:
         Lower natural gas prices, reduced production from three of the four wells that are responsible for most of the Company's royalty income and a drop in lease bonus and delay rental income resulted in the first decrease in revenue since 1998.
         Average natural gas prices were approximately 38% lower in 2002 than in 2001. Aggregate production from the C. M. Thibodaux No. 1 and No. 3 wells declined 12% and production from the Avoca No. 47-1 well declined 56% as compared with the prior year. The three wells accounted for approximately 73% of the Company's royalty income in 2002.
         The disappointing performance of the Avoca No. 47-1 well during 2002 has been ameliorated by recompletion of the well in a new sand and its return to production in December. Also, the Company has benefited from a new well, designated as Meridian State Lease No. 16049, which went on production in February 2002 and was responsible for approximately 25% of Avoca's royalty income for the year.
         During 2002 the Company granted one new lease and extended another. CNG Producing Company (now Dominion Exploration Production, Inc.) extended the primary term of its 1,637.55-acre lease dated August 19, 1999 for an additional two years at a higher royalty and rental. An option granted in 2001 resulted in a new 256.32-acre lease to The Meridian Resource & Exploration LLC.
         Drilling activity during 2002 was limited to the Burlington/Petro Hunt Avoca No. 45-1 well, which was permitted to 16,200 feet to test several sands including the lower Miocene Cam 1 and Cam 5 sands. The sands were found to be non-productive, the well was plugged and abandoned in April and the lease dropped.
         The Company's operations and financial condition are further discussed on pages 14 and 15 of this report and a complete list of mineral leases is shown inside the back cover.

                                    Sincerely,

                                    /s/ Robert C. Baird, Jr.
                                    Robert C. Baird, Jr.
                                    President

                                                           AVOCA, Incorporated 3

Report of
Independent Auditor's

To the Board of Directors and
Stockholders of Avoca, Incorporated

         We have audited the balance sheet of Avoca, Incorporated (a Louisiana corporation) as of December 31, 2002, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Avoca, Incorporated as of December 31, 2001, were audited by other auditors who have ceased operations and whose report dated January 11, 2002, expressed an unqualified opinion on those statements.
         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
         In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Avoca, Incorporated as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                    Respectfully submitted,


                                                    /s/ LeGlue & Company
                                                    (A Professional Corporation)
New Orleans, Louisiana
January 14, 2003



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

                                               /s/ Arthur Andersen LLP

New Orleans, Louisiana
January 11, 2002



                                                           AVOCA, Incorporated 5

BALANCE SHEET

                                                               December 31
                                                                      2002
----------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                $ 1,182,312
      Short-term investments                                     1,722,005
      Accounts receivable                                          133,963
      Accrued interest receivable                                   32,201
      Recoverable income taxes                                       2,253
      Prepaid expenses                                              12,593
                                                               -----------
           TOTAL CURRENT ASSETS                                  3,085,327

PROPERTY AND EQUIPMENT
      Less accumulated depreciation and depletion                   85,719

OTHER ASSETS
      Long-term investments                                      1,320,000
      Avoca Drainage Bonds, $415,000, in default -
           at nominal amount                                             1
                                                               -----------

                                                                $4,491,047
                                                               ===========

6 AVOCA, Incorporated

                                                               December 31
                                                                      2002
----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                     $   19,996
      Dividends payable                                          1,453,375
                                                               -----------
           TOTAL CURRENT LIABILITIES                             1,473,371

DEFERRED INCOME TAXES                                               16,672

SHAREHOLDERS' EQUITY

      Common stock, no par value -- authorized,
           issued and outstanding 830,500 shares                   94,483
      Retained earnings                                         2,906,521
                                                              -----------
                     TOTAL SHAREHOLDERS' EQUITY                 3,001,004
                                                              -----------


                                                               $4,491,047
                                                              ===========
See accompanying notes.

                                                           AVOCA, Incorporated 7

STATEMENTS OF INCOME

                                                      Year ended December 31
                                                      2002              2001
                                                   ----------------------------
Revenue:
      Royalties                                   $2,085,522         $4,436,654
         Less severance taxes                        (74,260)          (164,538)
                                                 -----------        -----------
                                                   2,011,262          4,272,116

      Lease bonuses and delay rentals                540,038            937,683
      Lease option payments                                -            105,500
      Interest income                                 98,711            181,007
      Rental income                                   46,725             33,295
      Other                                           14,225              4,434
                                                 -----------          ---------
                                                   2,710,961          5,534,035
Expenses:
      Attorney fees and expenses                      60,336             39,695
      Auditing fees                                   18,230             20,000
      Bookkeeping and clerical services                9,750              8,700
      Management fees                                 71,350             65,487
      Directors' fees                                 15,000             10,000
      Geological and engineering fees and expenses    20,349             26,160
      Insurance                                       41,850             27,350
      Office and miscellaneous expenses               45,789             58,215
      Taxes, other than income taxes                  22,748             23,488
                                                 -----------          ---------
                                                     305,402            279,751

                      INCOME BEFORE INCOME TAXES   2,405,559          5,254,284

Income taxes                                         775,104          1,696,246
                                                 -----------          ---------

                                      NET INCOME  $1,630,455         $3,558,038

Earnings per share (basic and diluted)           $      1.96         $     4.28
                                                 ===========         ===========

Dividends declared per share                     $      1.75         $     4.00
                                                 ===========         ===========




See accompanying notes.

8 AVOCA, Incorporated

                                                 STATEMENTS OF RETAINED EARNINGS

                                                      Year ended December 31
                                                      2002              2001
                                                 -------------------------------

Retained Earnings:

      Balance at beginning of year                $2,729,441         $2,493,403

      Net income for the year                      1,630,455          3,558,038
                                                 -----------        -----------
                                                   4,359,896          6,051,441

      Cash dividends:
         2002 - $1.75 per share                    1,453,375                  -
         2001 - $4.00 per share                            -          3,322,000
                                                 -----------        -----------

                BALANCE AT END OF YEAR            $2,906,521         $2,729,441
                                                 ===========         ==========

See accompanying notes.

                                                           AVOCA, Incorporated 9

STATEMENTS OF CASH FLOWS

                                                      Year ended December 31
                                                      2002              2001
                                                  ------------------------------

OPERATING ACTIVITIES
    Net income                                    $1,630,455         $3,558,038
    Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:
        Depreciation expense                          5,734               4,389
        Deferred taxes                                5,305                (507)
        Change in operating assets and
          liabilities:
           Accounts receivable                      117,212             (91,280)
           Accrued interest receivable               15,223              16,884
           Prepaid expenses                          (2,812)               (611)
           Accounts payable and accrued expenses      7,996             (10,581)
           Income taxes                              (7,923)              19,062
                                                 -----------        ------------

                          NET CASH PROVIDED BY
                          OPERATING ACTIVITIES    1,771,190           3,495,394

INVESTING ACTIVITIES
    Purchase of investments                      (5,046,680)         (5,344,045)
    Maturity of investments                       5,708,325           4,707,712
    Purchase of equipment                           (26,899)                  -
                                                 -----------        ------------

                         NET CASH PROVIDED BY
                         (USED IN)
                         INVESTING ACTIVITIES       634,746            (636,333)

FINANCING ACTIVITIES
    Dividends paid                               (2,325,400)         (2,283,875)
                                                ------------        ------------

                          NET CASH (USED IN)
                        FINANCING ACTIVITIES     (2,325,400)         (2,283,875)
                                                ------------        ------------

                           INCREASE IN CASH
                       AND CASH EQUIVALENTS          80,536             575,186

Cash and cash equivalents at
  beginning of year                               1,101,776             526,590
                                                ------------        ------------

                 CASH AND CASH EQUIVALENTS
                            AT END OF YEAR      $ 1,182,312         $ 1,101,776
                                                ============        ============



See accompanying notes.

10 AVOCA, Incorporated

                                                   NOTES TO FINANCIAL STATEMENTS

December 31, 2002

NOTE A Significant Accounting Policies

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

         Long-term investments consist of five United States Government agency securities: one due in 2004 and four due in 2005.
         Management  determines  the  appropriate  classification  of       debt
securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost including accrued interest. At December 31, 2002 all short-term investments and long-term investments were classified as held-to-maturity. The fair value of the investments approximated the carrying value at December 31, 2002.

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

Fair Value of Financial Instruments: The fair value of the Company's financial assets and liabilities approximates book value at December 31, 2002.

                                                          AVOCA, Incorporated 11

NOTES TO FINANCIAL
STATEMENTS (Continued)

NOTE B Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

                                                                  2002                   2001
---------------------------------------------------------------------------------------------
Current:
         Federal                                              $   676,130          $1,486,170
         State                                                     93,669             210,583
                                                              -----------          ----------
                                        TOTAL CURRENT             769,799           1,696,753
                                                              -----------          ----------

Deferred:
         Federal                                                    4,642                (444)
         State                                                        663                 (63)
                                                              -----------          -----------
                                       TOTAL DEFERRED               5,305                (507)
                                                              -----------          -----------

                                                              $   775,104          $1,696,246
                                                              ===========          ===========



The deferred income tax liability of $16,672 relates to a difference between the accounting and income tax basis and depreciation periods of property and equipment.

The Company paid income taxes of $771,000 and $1,685,000 in 2002 and 2001, respectively.

NOTE B Income Taxes (continued)

The reconciliations between the federal statutory income tax rate and the Company's effective income tax rate, for the years ended December 31 are as follows:

                                                                       2002                     2001
                                                                 Amount     Rate        Amount       Rate
-------------------------------------------------------------------------------------------------------------
Tax expense based on federal statutory rate                     817,890     34.0%    $ 1,786,457      34.0%
Statutory percentage depletion                                 (106,362)    (4.4)       (226,269)     (4.3)
State income taxes (net of federal income tax deduction)         96,051      4.0         217,426       4.1
Other                                                           (32,475)    (1.6)        (81,368)     (1.5)
                                                           -------------    -----      ----------     ------

                                            INCOME TAXES       $775,104     32.0%    $ 1,696,246      32.3%
                                                           =============    =====    ============     ======

12 AVOCA, Incorporated

                                                              NOTES TO FINANCIAL
                                                          STATEMENTS (Continued)

NOTE C Major Customers

The net royalties received from one independent oil and gas exploration companies accounted for 98% and 97% of total net royalties recorded for 2002 and 2001, respectively. Lease bonus and delay rental revenue in 2002 and 2001 was the result of leases with two and five companies, respectively. Lease option payments consisted of payments from two companies for the year ended December 31, 2001.

NOTE D Oil and Gas Quantities Produced (unaudited)

The following table reflects the Company's share of the oil and gas volumes produced from leases held under production during each of the last two years:

                                                Production
                                -------------------------------------------
                                 Oil               Gas               NGL
                                (BBLs)            (MCFs)           (GALs)
                                -------------------------------------------

2002                            18,279            511,363           15,534
2001                            15,837            806,177          164,496



NOTE E Commitment

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

                                                          AVOCA, Incorporated 13

Management's Discussion and
Analysis of Financial Condition and
Results of Operations

Liquidity and Capital Resources
The Company's continued liquidity is evidenced by the fact that 94% of its assets, as measured by book value, are cash and cash equivalents and U.S. Government agency securities. Current liabilities at year end were $1,473,371, including a $1,453,375 dividend declared in December 2002 but not paid until January 2003. The Company's business is largely passive and consequently all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees. Current financial resources and anticipated net income are expected to be adequate to meet cash requirements in the year ahead.

2002 As Compared to 2001
Avoca, Incorporated is largely a passive company that owns lands in Louisiana under which hydrocarbons are located. The hydrocarbons are developed in accordance with the custom of the trade in the oil and gas industry in Louisiana, which development is conducted with risks and uncertainties usually associated with the production and marketing of hydrocarbons.
         Total revenue for 2002 decreased by $2,823,074 or approximately 51%, primarily because of a $2,260,854 decrease in royalty income net of severance taxes. Also contributing to decreased revenue in 2002 was a $397,645 or 42% decrease in lease bonuses and delay rentals, the absence of income from lease option payments as compared with $105,500 received from this source in 2001 and an $82,296 or 45% decrease in interest income.
         Royalty income, net of severance taxes, decreased approximately 53% from $4,272,116 in 2001 to $2,011,262 in 2002 due to a decrease of approximately 38% in the average sales price of natural gas and declining production from three of the four principal wells in which the Company has a royalty interest.
         The Meridian Resource & Exploration LLC's Avoca No. 47-1 well (in which the Company has a net revenue interest of approximately 12.41%) was responsible for $720,137 in royalty income in 2002, a 75% decrease from $2,844,577 in 2001. Although average gas prices were lower in 2002, the principal reason for the decrease in royalty income from this well was its declining production, which began in January 2002 and continued until the well went off production in June. A brief return to production in August resulted in a minimal amount of gas and a substantial amount of water. In September Meridian applied to the Commissioner of Conservation for creation of a new unit for the Avoca No. 47-1 well in the Operc C sand, which is closer to the surface than the 0-3 sand from which the well had been producing. The unit, which was approved by the Commissioner effective November 2002, has the same configuration as the preexisting unit and the Company will retain its existing 12.41% net revenue interest. The well was recompleted in the Operc C sand, and returned to production in December. Average daily production for the month of January 2003 was 9,500 Mcf of gas.
         Net royalties received from Meridian's C. M. Thibodaux No. 1 & No. 3 wells in 2002 declined to $738,008 from $1,279,512 in 2001 as a result of a 12% decline in production combined with the decline in the average sales price of gas. The Company's net revenue interest in both wells is approximately 2.71%. Total 2002 production from the C. M. Thibodaux No. 1 & No. 3 wells was 6,788,419 Mcf of gas, $224,017 barrels of condensate and 422,453 gallons of natural gas liquids as compared to 7,677,632 Mcf of gas, 276,392 barrels of condensate and 2,357,432 gallons of natural gas liquids for 2001 as reported on the check vouchers. The well's operator has advised the Company, that in an attempt to increase production, the C. M. Thibodaux No. 1 well was shut-in mid December 2002 and treated for scale buildup in the tubing. The operator has also advised that it plans to recomplete the well in the higher Operc 3 said and return it to production.
         The importance of the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well, has diminished in recent years. In 2002 the Avoca No. 1 well was responsible for only $45,465 or approximately 2% of the Company's net royalty income, down from 3% in 2001 and 11% in 2000. Despite treatments for scale buildup, total gas and condensate production from the Avoca No. 1 well (in which the Company has a net revenue interest of approximately 19%) decreased from 139,334 Mcf of gas and 1,677 barrels of condensate in 2001 to 66,024 Mcf of gas and 1,344 barrels of condensate in 2002 as reported on the check vouchers.
         The decline in royalty income would have been greater but for $507,447 in royalties received from a new well which went on production in February 2002 and was responsible for approximately 25% of the Company's net royalty income for the year. The well was drilled by Burlington Resources Oil & Gas Company as the Avoca No. 36-1 well and completed at a measured depth of 19,209-19,245 feet. The Commissioner of Conservation has determined that the well, renamed the Meridian State Lease No. 16049, is producing from an existing sand seen in the Meridian C. M. Thibodaux No. 1 well and is already unitized as the Operc 5 RA SUA Unit. Meridian has taken over the operation of the well, in which the Company has a net revenue interest of approximately 2.71%. Total 2002 production from the well was 2,552,893 Mcf of gas and 341,300 barrels of condensate as reported on the check vouchers. Like the Meridian C. M. Thibodaux No. 1 and No. 3 wells and the Meridian Avoca No. 47-1 well, the new well is located in the Ramos Field across Bayou Chene just north of the eastern end of Avoca Island.
         Production from the four Meridian wells (the Avoca No. 47-1 well, C. M. Thibodaux No. 1 and No. 3 wells and the new State Lease No. 16049 well) was responsible for 98% of the Company's royalty income for 2002.
         In December 2001, Burlington and Petro-Hunt, L.L.C. (partner and operator) spudded the Avoca No. 45-1 Rocky Raccoon prospect well on their 1,873.0147-acre oil, gas and mineral lease in the middle of Avoca Island. The well was drilled to a permitted depth of 16,200 feet to test several sands including the lower Miocene Cam 1 and Cam 5 sands. The sands were found to be non-productive and the well was plugged and abandoned in April 2002. Burlington elected not to pay the delay rental due in November and the lease has terminated.
         Income from lease bonuses and delay rentals decreased from $937,683 in 2001 to $540,038 in 2002 or approximately 42%. Six leases, which generated $609,173 in lease bonuses and delay rental income in 2001, terminated in 2002. Four leases, including the Burlington lease discussed above, lapsed due to non-payment of delay rentals and two leases expired at the end of their primary terms. During 2002, the Company granted one new lease and extended one existing lease, which generated a total of $212,528 in additional lease bonus and delay rental income. CNG Producing Company (now Dominion Exploration Production, Inc.( extended the primary term of its 1,637.55-acre lease dated August 19, 1999 for an additional two years at a higher royalty and rental. An option granted in 2001 resulted in a new 256.32-acre lease to Meridian. During 2001, the Company granted two leases which covered 1,900.0147 acres and yielded $508,100 in lease bonuses.
         Interest income on U.S. Government and
                                                          Continued on next page

14 AVOCA, Incorporated

Management's Discussion and
Analysis of Financial Condition and
Results of Operations (Continued)

U.S. Government agency securities declined approximately 45% due to lower interest rates and a decrease in funds available for investment.
         Overall expenses for 2002 were $25,651 or approximately 9% higher in 2002 than in 2001. The $20,641 increase in attorney fees and expenses was primarily attributable to new disclosure and certification requirements imposed on public companies by Congress and the Securities and Exchange Commission. Insurance expense increased $14,500 or 53% due to changes in the Company's insurance coverage and an increase in premium costs. These increases were partially offset by a reduction in the need for geological and engineering services and decreases in office and miscellaneous expenses.
         In comparison with 2001, income tax expense decreased $921,142 as a result of a decrease in taxable income.
         Net income was $1.96 per share in 2002 as compared to $4.28 per share in 2001. In line with the Company's decreased income, dividends decreased from $4.00 per share in 2001 to $1.75 per share in 2002. Future dividends will be largely dependent on the amount of oil and gas related income received.
         Further information regarding the Company's financial condition and results of operations is contained in the President's message on page 3.

Stock Prices And Related
Security Holder Matters

As of January 7, 2003, there were approximately 661 holders of record of the Company's stock, which is traded in the over-the-counter market.
         The following table shows the range of high and low bid quotations for the Company's stock for each quarterly period during the last two years, as quoted by the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not reflect actual transactions. The table also shows the amount and frequency of cash dividends declared by the Company during the same period.

Period                High      Low    Declared  Record Date  Date Paid   Amount
2002
  First Quarter      $24.50   $22.20
  Second Quarter      25.10    19.25
  Third Quarter       20.95    17.00
  Fourth Quarter      19.00    16.01   12-11-02    1-7-03      1-22-03     $1.75

2001
  First Quarter      $21.00    20.06
  Second Quarter      22.00    21.00     6-7-01   6-25-01      6-29-01     $1.20
  Third Quarter       25.00    19.90
  Fourth Quarter      25.00    23.50   12-11-01    1-7-02      1-22-02     $2.80

Independent Auditors

The Board of Directors dismissed Arthur Andersen LLP as the Company's independent accountants, effective July 19, 2002. The dismissal was occasioned by the Enron-related criminal conviction of Arthur Andersen LLP and the consequences thereof, which in the opinion of the Board comprised the ability of the firm to act as the Company's independent accountants. There were no disagreements with Arthur Andersen LLP and its reports have contained no adverse opinion, disclaimer of opinion or modification as to uncertainty, audit scope or accounting principles.
         It is anticipated that LeGlue & Company CPAs, which succeeded Arthur Andersen LLP as the Company's independent accountants on July 22, 2002, will be asked to serve again in this capacity for 2003.

AVOCA
INCORPORATED

The Company will furnish without charge a copy of its 2002 Annual Report on Form 10-KSB to be filed with the Securities and Exchange Commission, including the financial statements and financial statement schedules thereto, to any record or beneficial owner of its Common Stock as of February 7, 2003. Requests for the report must be in writing addressed to Avoca, Incorporated, 228 St. Charles Avenue, Suite 838, New Orleans, Louisiana 70130, Attention: M. Cleland Powell,
III. If made by a person who was not a shareholder of record on February 7, 2003, the request must include a good faith representation that such person was a beneficial owner of Common Stock on that date.

                                                          AVOCA, Incorporated 15

                       [Map of Avoca Island appears here,
                    showing property of Avoca, Incorporated,
                       mineral leases and well locations]



16 AVOCA, Incorporated

MINERAL INCOME

Year Ended December 31, 2002

                                                                                    Initial            Income Recognized in 2002
                                                Date of                             Payment              Lease Bonus       Net
Lessee/Operator                                  Lease     Acreage    Expiration    Per Acre           or Delay Rental  Royalties
------------------------------------------------------------------------------------------------------------------------------------
Texaco, Inc. (Enervest Operating L.L.C.)        5/17/63    41.9000   Termination      $ 75              $     --       $       205
                                                                     of production

Alliance Operating Company
(Delta Operating Corporation)                   8/14/87   276.7330   Termination      $200                    --            45,465*
                                                                     of production

The Meridian Resource & Exploration Company     5/27/98   212.3750   Termination      $200                    --         1,965,592*
(The Meridian Resource & Exploration LLC)                            of production

CNG Producing Company                           8/19/99 1,637.5500   Termination      $200               450,326                 -
(now known as Dominion Exploration                                   of production
  & Production, Inc.)                                                or 8/19/04 if
                                                                     nonproducing

The Meridian Resource & Exploration Company    11/18/99    15.5633   Termination      $300                    --                 -*
(The Meridian Resource & Exploration LLC)                            of production

The Meridian Resource & Exploration LLC         5/24/02   256.3200   Termination      $350                89,712                  -
                                                                     of production
                                                                     or 5/24/05 if
                                                                     nonproducing
                                                                                     -----              --------


*All  royalties  received  from the  Meridian  Resource &  Exploration,  LLC are included under the May 27, 1998 lease as separate remittances are not
 received for the individual leases.                                                                    $540,038        $2,011,262
                                                                                                        ========        ==========

                                                          AVOCA, Incorporated 17