Form 10QSB
period 2003-03-31
AVOCA INC
filed 2003-05-09
CIK 316537

[MILLING BENSON WOODWARD L.L.P. LETTERHEAD]



                                   May 9, 2003



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Via Edgar Electronic Filing System

Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-QSB for the period ended March 31, 2003.

         This filing is being effected by direct transmission to the Commission's EDGAR system.

                                                     Sincerely,

                                                     /s/Charles A. Snyder

                                                     Charles A. Snyder

CAS/kj300067

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                               ---------------

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


                                 (504) 552-4720
                           ---------------------------
                           (Issuer's telephone number)

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

Yes   X    No
   -------   ------

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes     No
                                                     -----  -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
830,500 shares on May 1, 2003
-----------------------------

Transitional Small Business Disclosure Format (check one);  Yes        No   X
                                                                ------    -----

                               AVOCA, INCORPORATED
                               -------------------

                                    I N D E X
                                    ---------

                                                                        Page No.

Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - March 31, 2003                    4

                  Condensed Statements of Income
                           Three Months Ended March 31, 2003
                           and 2002                                           5

                  Condensed Statements of Cash Flows
                           Three Months Ended March 31, 2003
                           and 2002                                           6

                  Notes to Condensed Financial Statements                     7

                  Management's Discussion and Analysis or
                  Plan of Operation                                        8-10

                  Controls and Procedures                                    11

Part II.          Other Information

                  Legal Proceedings                                       12-15

                  Submission of Matters to a Vote of
                  Security Holders                                           15

                  Exhibits and Reports on Form 8-K                        15-16

                  Signature                                                  16

                  Certifications                                          17-18

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                                 March 31, 2003

Assets
Current assets:
     Cash and cash equivalents                                                                          $  949,179
     Short-term investments                                                                                861,921
     Accounts receivable                                                                                   337,208
     Accrued interest receivable                                                                            17,531
     Prepaid expenses                                                                                       27,668
                                                                                                        ----------
Total current assets                                                                                     2,193,507

Property and equipment, less accumulated depreciation and depletion                                         83,434

Other assets:
     Long-term investments                                                                               1,592,856
     Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                             1
                                                                                                        ----------
                                                                                                        $3,869,798
                                                                                                        ==========
Liabilities and shareholders' equity
Current liabilities:

     Accounts payable and accrued expenses                                                              $   22,674
     Income taxes payable                                                                                  254,225
                                                                                                        ----------
Total current liabilities                                                                                  276,899

Deferred income taxes                                                                                       16,239

Shareholders' equity:
     Common stock, no par value -- authorized, issued and outstanding
          830,500 shares                                                                                    94,483
     Retained earnings                                                                                   3,482,177
                                                                                                        ----------
Total shareholders' equity                                                                               3,576,660
                                                                                                        ----------
                                                                                                        $3,869,798
                                                                                                        ==========

See accompanying notes

                               Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)

                                                    Three months ended
                                                         March 31
                                                   2003             2002
                                               ---------------------------
Revenue:
   Royalties                                   $ 963,348         $ 600,022
   Less severance taxes                           20,939            51,133
                                               ---------         ---------
                                                 942,409           548,889

   Interest income                                15,453            25,209
   Rental & other income                               2             4,745
                                               ---------         ---------
                                                 957,864           578,843

Expenses:
   Legal and accounting services                  36,364            10,866
   Consultant fees                                30,250            32,850
   Geological and engineering fees                 7,120             3,294
   Insurance                                      11,534             9,425
   Miscellaneous expenses                         40,839            30,395
                                               ---------         ---------
                                                 126,107            86,830
                                               ---------         ---------

Income before income taxes                       831,757           492,013

Income taxes                                     256,101           163,437
                                               ---------         ---------

Net income                                     $ 575,656         $ 328,576
                                               =========         =========


Net income per share                              $ 0.69            $ 0.40
                                               =========         =========


See accompanying notes

                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)

                                                                                               Three months ending
                                                                                                    March 31
                                                                                           2003                  2002
                                                                                      ----------------------------------
Operating activities
Net income                                                                            $   575,656           $   328,576
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation expense                                                                   2,285                 1,097
     Deferred taxes                                                                          (433)                 (127)
     Changes in operating assets and liabilities:
         Operating assets                                                                (201,397)              104,810
         Operating liabilities                                                            256,903               149,342
                                                                                      -----------           -----------
Net cash provided by operating activities                                                 633,014               583,698

Investing activities

     Purchase of investments                                                           (1,117,856)           (1,556,220)
     Maturity of investments                                                            1,705,084             2,407,780
                                                                                      -----------           -----------
Net cash provided by investing activities                                                 587,228               851,560

Financing activities

Dividends paid                                                                         (1,453,375)           (2,325,400)
                                                                                      -----------           -----------
Net cash used in financing activities                                                  (1,453,375)           (2,325,400)

Decrease in cash and cash equivalents                                                    (233,133)             (890,142)

Cash and cash equivalents at beginning of period                                        1,182,312             1,101,776
                                                                                      -----------           -----------

Cash and cash equivalents at end of period                                            $   949,179           $   211,634
                                                                                      ===========           ===========



See accompanying notes

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                        Three months ended March 31, 2003

1.  Basis of Accounting

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 2002.

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

         The unaudited condensed statements of income show that net income for the first quarter of 2003 as compared with the first quarter of 2002 increased from $328,576 to $575,656, or approximately 75%, mostly because of a substantial increase in royalty income.

         Revenues from royalties net of severance taxes increased from $548,889 to $942,409 as a result of a 115% increase in the average sales price of gas which more than offset decreases in production from four of the five principal wells in which the Company has a royalty interest.

         The Meridian Resources & Exploration L.L.C. Avoca No. 47-1 well was responsible for 58% of the Company's royalty income net of severance taxes for the first quarter of 2003, and has been the Company's largest royalty producer since it went on production in December 2000. Royalties from the well for the first quarter of 2003 as compared to the first quarter of 2002 increased from $371,445 to $545,593. After being on and off production in the third and fourth quarters of 2002, the well was recompleted in a higher Operc C sand and returned to production in early December 2002. The operator has advised the Company that the well has been off production since April 12 due to mechanical difficulties which the operator is currently attempting to remedy. As compared with the comparable period of 2002, production from the

Avoca No. 47-1 well was approximately 34% lower for the first quarter of 2003 whichwas more than offset by the substantial increase in the average sales price of gas previously discussed.

         Royalties from the Meridian C. M. Thibodaux No. 1 & No. 3 wells contributed approximately 22% of the Company's royalty income net of severance taxes for the first quarter of 2003, increasing from $146,233 to $208,965 due to the substantial increase in the average sales price of gas previously discussed. Production from the C.M. Thibodaux No. 3 well decreased a modest 4% for the first quarter of 2003 as compared to the first quarter of 2002. The C.M. Thibodaux No. 1 well has been off production since mid December 2002 undergoing treatment for a scale buildup in the tubing. The operator has advised the Company that it plans to recomplete the well in the higher Operc 3 sand and return it to production.

         The Meridian State Lease No. 16049 well, which went on production February 2002, was responsible for 18% of the Company's net royalty income for the first quarter of 2003. The well produces from a sand seen in the C.M. Thibodaux No. 1 well and already unitized as the Operc 5 RA SUA Unit. The Company's net revenue interest in the State Lease No. 16049 well, like the Thibodaux No. 1 and No. 3 wells is 2.71% compared to the 12.41% net revenue interest the Company has in the Avoca No. 47-1 well. All four Meridian wells are located in the Ramos Field, across Bayou Chene just north of the eastern end of Avoca Island.

         Royalty income from the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1well, also located in the Ramos Field, was $10,745 for the first quarter of 2003 as compared to $8,145 for the first quarter of 2002. The increase in the average sales price of gas compensated for the 41% decline experienced in the well's production in which the Company has a net revenue interest of 19.46%.

         Interest income from investments declined $9,756 or approximately 4% because of lower interest rates.

         As compared with the first quarter of 2002, total expenses increased $39,277 or approximately 45%. Fees for attorney's services (included in legal and accounting services) increased $24,828 because of compliance with new disclosure and certification requirements imposed on public companies by
Congress and the Securities and Exchange Commission and attorney's fees associated with the litigation described under Item 3 of this report. Miscellaneous expenses increased $ 10,444 primarily due to additional surface maintenance costs, an increase in directors fees due to an additional meeting held in 2003 and new investment management fees. Insurance expense increased $2,109 primarily because of changes in the Company's insurance coverage and an increase in premium costs. Increased need for geological and engineering services was offset by a decrease in consultant fees.

         The Company's continued liquidity is evidenced by the fact that approximately 77% of its assets, as measured by book value, is comprised of cash and U.S. Government agency securities, and represents the equivalent of multiple years of anticipated operating expenses.

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

         On March 26, 2001, the court rendered judgment upholding Avoca's exception of Res Judicata and dismissing the Singletons' Reconventional Demand and Petition in Nullity. The Singletons appealed to the Louisiana First Circuit Court of Appeals, which on October 2, 2002 reversed the trial court's Judgment. The Company's application for a rehearing was denied and the litigation was remanded to the trial court for further proceedings, including consideration of the Exception of Prescription filed by the Company on March 3, 2000, the Exception of No Cause of Action which it filed on December 27, 2002 with respect to the nullity claim and the Motion to Set Hearing for Class Action which the Singletons filed on January 6, 2003. On January 24, 2003, the court upheld the Company's Exception of No Cause of Action and ruled that the Singletons had not stated a cause of action to annul the 1970 judgment (effectively mooting the Company's Exception of Prescription). Having been given 30 days to amend their petition to properly assert a nullity action, the Singletons on February 2003 filed an Amended Reconventional Petition asserting fraud as the basis for their above-mentioned nullity claim; expanding their original ownership claim to cover 162 acres, including all of the Company's acreage in the unit for the C. M. Thibodaux Nos. 1 and 3 wells and the Meridian State Lease No. 16049 well and a small portion of the unit for the Avoca No. 47-1 well; naming The Meridian Resources & Exploration LLC as third party defendant to defend its royalty distributions; and seeking to have the litigation certified as a class action. On April 3, 2003, the Company filed an Answer to the Amended Reconventional Petition.

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

         2. On June 28, 1999, Ernest and Evelyn Singleton, William Singleton, Jr., Perry Smith, Brenda Henderson, Individually and on Behalf of Her Minor Children, Mikila and Keith Henderson, Mandalay Properties, LLC, Anthony J. Guarisco, Jr., Marilyn G. Vinson, Terry D. Guarisco, Sr., Individually and as Representatives of All Those Similarly Situated filed in the 16th Judicial District Court for the Parish of St. Mary (Docket No. 104204) a lawsuit against Northfield Insurance Company, The Lumbermen's Mutual Casualty Company, Texas Meridian Production Corporation, The Meridian Resource & Exploration Company, George Smith, George Craig, Kurt D. Byth, Patterson Services, Inc., Reliance Insurance Company, Commercial Underwriters Insurance Company and Petroleum Professionals International, Inc. seeking damages for loss of production, reservoir damage, property damage and personal injury resulting from the blowout of the C. M. Thibodaux No. 2 well (precursor of the Thibodaux No. 3 well) in June of 1999.

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

Item 4 - Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on March 18, 2003. Management's proposal to fix at five the number of directors to be elected for the ensuing year was approved by the following vote:

                 For       Against       Abstain        Broker Nonvotes
                 ---       -------       -------        ---------------
               661,167        6           1,938               -

Messrs. Baird, Boudreaux, Lyman, Powell and Tucker were elected directors for the ensuing year by the following vote:
                                                       Withhold
                                              For        Vote    Broker Nonvotes
                                              ---      --------  ---------------
               Robert C. Baird, Jr.         663,063       48            -
               Bernard E. Boudreaux, Jr.    663,063       48            -
               Guy C. Lyman, Jr.            663,063       48            -
               M. Cleland Powell, III       663,078       33            -
               J. Scott Tucker              663,063       48            -

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B.
         None.

         (b)      Reports on Form 8-K.
         One report on Form 8-K, dealing with a letter written to, but not filed with, the Securities and Exchange Commission, was filed on March 26, 2003. The letter deals with a certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    AVOCA, INCORPORATED
                                             -----------------------------------
                                                        (Registrant)

Dated: May 7, 2003                         By: /s/Robert C. Baird, Jr.
      ----------------------                  ----------------------------------
                                              Robert C. Baird, Jr.
                                              President and Principal  Financial
                                              Officer

                                 CERTIFICATIONS

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

Dated:  May 7, 2003                        By:/s/Robert C. Baird, Jr.
      ----------------------                  ----------------------------------
                                              Robert C. Baird, Jr.
                                              Principal Executive Officer and
                                              Principal Financial Officer