Form 10QSB
period 2003-06-30
AVOCA INC
filed 2003-08-08
CIK 316537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               --------------

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

                                   Louisiana
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   72-0590868
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

         228 St. Charles Avenue, Suite 838, New Orleans, Louisiana 70130
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (504) 552-4720
                           ---------------------------
                           (Issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
830,500 shares on July 23, 2003
-------------------------------

Transitional Small Business Disclosure Format (check one);  Yes        No    X
                                                                ------    -----


                                                              Page 1 of 18 Pages

                               AVOCA, INCORPORATED

                                    I N D E X




                                                                    Page No.

Part I.           Financial Information (Unaudited)

                  Condensed Balance Sheet - June 30, 2003              4

                  Condensed Statements of Income
                           Three Months Ended June 30, 2003
                           and 2002 and Six Months Ended
                           June 30, 2003 and 2002                      5

                  Condensed Statements of Cash Flows
                           Six Months Ended June 30, 2003
                           and 2002                                    6

                  Notes to Condensed Financial Statements              7

                  Management's Discussion and Analysis or
                  Plan of Operation                                    8-12

                  Controls and Procedures                              12

Part II.          Other Information

                  Legal Proceedings                                    13-16

                  Exhibits and Reports on Form 8-K                     16

                  Signature                                            16

                  Certifications                                       17-18


                                                              Page 2 of 18 Pages

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements

                                                              Page 3 of 18 Pages

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                                  June 30, 2003



Assets
Current assets:
     Cash and cash equivalents                                                                          $   69,377
     Short-term investments                                                                              1,703,474
     Accounts receivable                                                                                   213,185
     Accrued interest receivable                                                                            29,081
     Recoverable income taxes                                                                               26,584
     Prepaid expenses                                                                                       16,877
                                                                                                        ----------
Total current assets                                                                                     2,058,578

Property and equipment, less accumulated depreciation and depletion                                         81,149

Other assets:
     Long-term investments                                                                               2,092,099
     Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                             1
                                                                                                        ----------
                                                                                                        $4,231,827
                                                                                                        ==========



Liabilities and shareholders' equity
Current liabilities:
     Accounts payable and accrued expenses                                                              $   20,677
                                                                                                        ----------
Total current liabilities                                                                                   20,677

Deferred income taxes                                                                                       15,807

Shareholders' equity:
     Common stock, no par value -- authorized, issued and outstanding
          830,500 shares                                                                                    94,483
     Retained earnings                                                                                   4,100,860
                                                                                                        ----------
Total shareholders' equity                                                                               4,195,343
                                                                                                        ----------
                                                                                                        $4,231,827
                                                                                                        ==========


See accompanying notes

                                                              Page 4 of 18 Pages

                               Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)


                                                            Three months ended                    Six months ended
                                                                  June 30                              June 30
                                                          2003               2002              2003               2002
                                                       ---------          ---------        ----------         ----------
Revenue:
   Royalties                                           $ 962,858          $ 655,755        $1,926,206         $1,249,222
   Less severance taxes                                   17,410              3,538            38,349             48,117
                                                       ---------          ---------        ----------         ----------
                                                         945,448            652,217         1,887,857          1,201,105

   Lease bonuses                                          40,617             89,712            40,617             89,712
   Interest income                                        17,228             22,521            32,681             47,730
   Rental and miscellaneous income                        16,614             39,015            16,616             43,760
                                                       ---------          ---------        ----------         ----------
                                                       1,019,907            803,465         1,977,771          1,382,307

Expenses:
   Legal and accounting services                          63,714             13,831           100,078             24,697
   Consultant fees                                        13,050             12,750            43,300             45,600
   Geological and engineering fees                         4,565              4,362            11,685              7,656
   Insurance                                              12,697             10,278            24,231             19,703
   Miscellaneous expenses                                 31,439             13,195            72,278             43,590
                                                       ---------          ---------        ----------         ----------
                                                         125,465             54,416           251,572            141,246
                                                       ---------          ---------        ----------         ----------

Income before income taxes                               894,442            749,049         1,726,199          1,241,061

Income taxes                                             275,759            224,573           531,860            388,010
                                                       ---------          ---------        ----------         ----------

Net income                                             $ 618,683          $ 524,476        $1,194,339         $  853,051
                                                       ---------          ---------        ----------         ----------



Earnings per share                                        $ 0.75             $ 0.63            $ 1.44             $ 1.03
                                                         =======            =======           =======             ======
    (basic and diluted)


See accompanying notes

                                                              Page 5 of 18 Pages

                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)


                                                                                               Six months ending
                                                                                                     June 30
                                                                                             2003                 2002
                                                                                ------------------------------------------
Operating activities
Net income                                                                               $ 1,194,339            $ 853,051
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation expense                                                                      4,570                2,194
     Deferred taxes                                                                             (865)                (253)
     Changes in operating assets and liabilities:
         Operating assets                                                                   (104,717)              83,208
         Operating liabilities                                                                   681               34,041
                                                                                          -----------           ----------
Net cash provided by operating activities                                                  1,094,008              972,241

Investing activities
     Purchase of investments                                                              (2,608,652)          (2,744,759)
     Maturity of investments                                                               1,855,084            3,693,265
     Purchase of equipment                                                                         -              (21,000)
                                                                                          -----------           ----------
Net cash provided by (used in) investing activities                                         (753,568)             927,506

Financing activities
Dividends paid                                                                            (1,453,375)          (2,325,400)
                                                                                          -----------           ----------
Net cash used in financing activities                                                     (1,453,375)          (2,325,400)

Decrease in cash and cash equivalents                                                     (1,112,935)            (425,653)

Cash and cash equivalents at beginning of period                                           1,182,312            1,101,776
                                                                                          -----------           ----------

Cash and cash equivalents at end of period                                               $    69,377            $ 676,123
                                                                                         ============           ==========






See accompanying notes

                                                              Page 6 of 18 Pages

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                         Six months ended June 30, 2003



1.  Basis of Accounting

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 2002.

         The Company considers its United States Government securities held with a maturity of three months or less when purchased to be cash equivalents.





                                                              Page 7 of 18 Pages

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

         Avoca Incorporated is a passive company which owns and manages approximately 16,000 acres comprising virtually all of Avoca Island southeast of Morgan City, Louisiana under which hydrocarbons are located. The hydrocarbons are developed in accordance with the custom in the oil and gas industry in Louisiana, in which development is conducted by the mineral lessee including the assumption of the risks and uncertainties usually associated with the production and marketing of hydrocarbons.

         The unaudited condensed statements of income show that net income for the second quarter of 2003 as compared with the second quarter of 2002 increased from $524,476 to $618,683, or approximately 18%, because of a substantial increase in royalty income which more than offset decreases in other income items and increases in expenses.

         Revenues from royalties net of severance taxes increased from $652,217 to $945,448 or approximately 45% as a result of a 134% increase in the average sales price of natural gas and a 23% increase in the average sales price of condensate which more than offset decreases in production from four of the five principal wells in which the Company has a royalty interest. Net royalties from natural gas accounted for approximately 89% of the total net royalty revenues for the second quarter of 2003 as compared to 79% for the second quarter of 2002. All producing wells are located in the Ramos Field, across Bayou Chene just north of the eastern end of Avoca Island. The following table provides production information on the principal producing wells for the second quarters of 2003 and 2002.

                                                              Page 8 of 18 Pages

                                                                                              Increase
                                                                       Royalty Income        (Decrease)
                                                   Net Revenue      Net of Severance Taxes  in Natural Gas
       Operator/Well                                Interest         2003            2002     Production
       ---------------------------------------------------------------------------------------------------
       The Meridian Resources & Exploration Company:
           No. 47-1              (1)                 12.41%       $ 467,817       $ 268,990    (  25%)
           C.M. Thibodaux No. 1  (2)                  2.71%       $       -       $  54,779     (100%)
           C.M. Thibodaux No. 3                       2.71%       $ 273,331       $ 130,182      ---%
           State Lease No. 16049                      2.71%       $ 183,826       $ 183,520     ( 42%)
       Delta Operating Corporation:
           Avoca No. 1                               19.46%       $  20,447       $  14,735     ( 26%)

       (1) off production due to mechanical difficulties from April 11 to May
           18, 2003
       (2) off production since December 2002. The operator has announced that a successful recompletion operation returned the well to production on July 19.

         Income from lease bonuses decreased from $89,712 in the second quarter of 2002 to $40,617 for the like period of 2003. The 256.32-acre mineral lease, which generated $89,712 in lease bonus income in 2002, terminated when The Meridian Resource & Exploration LLC elected not to pay the delay rental due May 24, 2003. The decline was partially offset by the granting of one new lease that generated $40,617 in lease bonus income for the second quarter of 2003. The lease is with McRae Exploration & Production, Inc. and covers 135.39 acres which was Avoca's participation in the Burlington Resources Oil & Gas Company's Conrad Industries No. 1 well unit located in the Wyandotte Field opposite the northern part of Avoca Island. The well produced for four months in 2000 before it was plugged and abandoned. McRae has advised the Company that it has plans to re-drill this well.

         Interest income on investments decreased $5,293 or approximately 24% because of lower interest rates.


                                                              Page 9 of 18 Pages

         Rental and miscellaneous income decreased $22,401 primarily as a result of the early termination and rental refund in the second quarter of 2003 on a mooring lease originally executed in the second quarter of 2002.

         As compared with the second quarter of 2002, total expenses increased $71,049 or approximately 131%. Attorney's fees and expenses (included in legal and accounting services) increased $48,119 due to compliance with new disclosure and certification requirements imposed on public companies by Congress and the Securities and Exchange Commission and fees associated with the litigation described under Part II - Item 1 of this report. Miscellaneous expenses increased $18,244 primarily due to additional surface management expenses and new investment management fees. Insurance expense increased $2,419 primarily due to changes in the Company's insurance coverage and an increase in premium costs.

         The change in income tax expense for the three months ended June 30, 2003 resulted from an increase in taxable income for the second quarter of 2003 as compared to the second quarter of 2002.

         Total revenue for the six months ended June 30, 2003 increased $595,464 or approximately 43%, primarily due to a substantial increase in royalty income.

         For the six-month period, royalties net of severance taxes increased to $1,887,857 or approximately 57% higher than the corresponding period of 2002 due to a 125% increase in the average sales price of natural gas and a 40% increase in the average sales price of condensate which more than offset reduced production from four of the five principal wells in which the Company's has a royalty interest. Net royalties from natural gas accounted for approximately 88% and 82% of the total net royalty revenues for the six months ended June 30, 2003 and 2002


                                                             Page 10 of 18 Pages
respectively. The following table summarizes production information on the principal producing wells for the first six months of 2003 compared to 2002.

                                                                                                    Increase
                                                                         Royalty Income             (Decrease)
                                                   Net Revenue       Net of Severance Taxes        in Natural Gas
       Operator/Well                                 Interest         2003             2002          Production
       -----------------------------------------------------------------------------------------------------------
       The Meridian Resources & Exploration Company:
           No. 47-1               (1)                 12.41%       $ 1,013,410       $ 640,435         ( 31%)
           C.M. Thibodaux No. 1   (2)                  2.71%       $     3,214       $ 101,429         ( 98%)
           C.M. Thibodaux No. 3                        2.71%       $   479,082       $ 229,765         (  2%)
           State Lease No. 16049  (3)                  2.71%       $   357,234       $ 206,564            8%
       Delta Operating Corporation:
           Avoca No. 1                                19.46%       $    31,192       $  22,880         ( 34%)

       (1) off production due to mechanical difficulties from April 11 to May
           18, 2003
       (2) off production since December 2002. The operator has announced that a successful recompletion operation returned the well to production on July 19.
       (3) went on production February 8, 2002.

         As previously discussed, the $89,712 loss of lease delay rental income was partially offset by a $40,617 lease bonus payment.

         Interest income from investments decreased $15,049 or approximately 32% because of lower interest rates.

         As compared with the first six months of 2002, total expenses increased $110,326 or approximately 78%. Fees for attorney's services (included in legal and accounting services) increased $72,947 because of compliance with new disclosure and certification requirements imposed on public companies previously discussed and attorney's fees associated with the litigation described under
Part II -Item 1of this report. Miscellaneous expenses increased $28,688 primarily due to additional surface maintenance costs and new investment management fees. Insurance expense increased $4,528 primarily because of changes in the Company's

                                                             Page 11 of 18 Pages
insurance coverage and an increase in premium costs. Increased need for geological and engineering services was partially offset by a decrease in consultant fees.

         The Company's continued liquidity is evidenced by the fact that approximately 89% of its assets, as measured by book value, are cash and U.S. Government agency securities and represents the equivalent of multiple years of anticipated operating expenses.

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

                                                             Page 12 of 18 Pages

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

         In December, 2000, thirty-four named individuals, alleging themselves to be descendants of the original owners of the property described in the petition and reconventional demand, were allowed to intervene and assert ownership claims in the proceedings. In response, a Dilatory Exception of Vagueness was filed. The exception was maintained on February 9, 2001. On January 29, 2003, the court, on the Company's motion, dismissed the intervention because the

                                                             Page 13 of 18 Pages
intervenors had failed to amend the intervention within the time specified by the court on February 9, 2001.

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

         On September 13, 2001 (prior to the appellate court's October 2, 2002 ruling), the Company filed a Motion for Preliminary Injunction to prohibit the Singletons, their invitees, et al. from

                                                             Page 14 of 18 Pages
trespassing on or interfering with the Company's possession and enjoyment of certain described portions of Avoca Island in disregard of the court's prior judgments. The motion was heard on October 31, 2001. On November 26, 2001, pursuant to a joint stipulation of the parties, the court addressed certain of the conduct complained of in the motion and granted injunctive relief with respect thereto.

         On May 2, 2003, the Company filed a Motion for Partial Summary Judgment which sought the dismissal of the nullity claims asserted in the Singletons' Amended Reconventional Petition. After a hearing, on June 4, 2003, the court issued Reasons for Judgment in Avoca's favor dismissing those nullity claims. The Reasons for Judgment also recognized Avoca's right to recover, a partial judgment dismissing the nullity claims and awarding attorney's fees related to the nullity claims to Avoca. After the fixing of the attorney's fee, Avoca will proceed to have the partial summary judgment entered in accordance with those Reasons for Judgment. The Company believes it has meritorious defenses to the remaining title claims asserted by the Singletons and intends to continue to vigorously defend against them.

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

                                                             Page 15 of 18 Pages

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

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits required by Item 601 of Regulation S-B.

         None.

         (b) Reports on Form 8-K.

         One report on Form 8-K, dealing with a letter written to, but not filed with, the Securities and Exchange Commission, was filed on May 9, 2003. The letter deals with a certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  AVOCA, INCORPORATED
                                                  ------------------------------
                                                      Registrant


                                                  /s/Robert C.Baird, Jr.
August 8, 2003                                    ------------------------------
                                                  Robert C. Baird, Jr.
                                                  President and Principal
                                                  Financial Officer



                                                             Page 16 of 18 Pages

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

                                                             Page 17 of 18 Pages

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


Date August 8, 2003                             /s/Robert C. Baird, Jr.
                                                --------------------------------
                                                Robert C. Baird, Jr.
                                                Principal Executive Officer and
                                                Principal Financial Officer




                                                             Page 18 of 18 Pages