Form 10QSB
period 2003-09-30
AVOCA INC
filed 2003-11-13
CIK 316537

[MILLING BENSON WOODWARD L.L.P. LETTERHEAD]



                                November 13, 2003



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Via Edgar Electronic Filing System

Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-QSB for the period ended September 30, 2003.

         This filing is being effected by direct transmission to the Commission's EDGAR system.

                                      Sincerely,


                                      /s/Charles A. Snyder

                                      Charles A. Snyder

CAS/kj310485

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
                               -------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                        to
                               -----------------------  ------------------------

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

             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



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
Yes  X   No
   -----   -----

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS
         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes     No
                                                                  -----  -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
830,500 shares on October 31, 2003
----------------------------------


Transitional Small Business Disclosure Format (check one);  Yes        No   X
                                                                ------    -----

                               AVOCA, INCORPORATED

                                    I N D E X




                                                                        Page No.
                                                                        --------

Part I.           Financial Information (Unaudited)
                  ---------------------------------

                  Condensed Balance Sheet - September 30, 2003                 4

                  Condensed Statements of Income
                           Three Months Ended September 30, 2003
                           and 2002 and Nine Months Ended
                           September 30, 2003 and 2002                         5

                  Condensed Statements of Cash Flows
                           Nine Months Ended September 30, 2003
                           and 2002                                            6

                  Notes to Condensed Financial Statements                      7

                  Management's Discussion and Analysis or
                  Plan of Operation                                         8-13

                  Controls and Procedures                                     13

Part II.          Other Information
                  -----------------

                  Legal Proceedings                                        14-17

                  Exhibits and Reports on Form 8-K                            17

                  Signature                                                   17

                  Certifications                                           18-19

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                               September 30, 2003



Assets
Current assets:
     Cash and cash equivalents                                                                         $   317,802
     Short-term investments                                                                              2,220,262
     Accounts receivable                                                                                   359,553
     Accrued interest receivable                                                                            12,205
     Prepaid expenses                                                                                       26,052
                                                                                                       -----------
Total current assets                                                                                     2,935,874

Property and equipment, less accumulated depreciation and depletion                                         78,864

Other assets:
     Long-term investments                                                                               2,125,877
     Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                             1
                                                                                                       -----------
                                                                                                       $ 5,140,616



Liabilities and shareholders' equity
Current liabilities:
    Accounts payable and accrued expenses                                                              $     5,930
     Income taxes payable                                                                                  101,215
                                                                                                       -----------
Total current liabilities                                                                                  107,145

Deferred income taxes                                                                                       15,374

Shareholders' equity:
     Common stock, no par value -- authorized, issued and outstanding
          830,500 shares                                                                                    94,483
     Retained earnings                                                                                   4,923,614
                                                                                                       -----------
Total shareholders' equity                                                                               5,018,097
                                                                                                       -----------
                                                                                                       $ 5,140,616



See accompanying notes

                                                                    Page 4 of 19

                                                  Avoca, Incorporated

                                       Condensed Statements of Income (Unaudited)


                                                    Three months ended                    Nine months ended
                                                        September 30                         September 30
                                                  2003                2002             2003               2002
                                               ----------          ---------        ----------         ----------
Revenue:
   Royalties                                   $1,273,858          $ 446,690        $3,200,064         $1,695,912
   Less severance taxes                            37,387             15,451            75,736             63,568
                                               ----------          ---------        ----------         ----------
                                                1,236,471            431,239         3,124,328          1,632,344

   Lease bonuses and delay rentals                      -            450,326            40,617            540,038
   Interest income                                 17,147             27,898            49,828             75,628
   Rental and miscellaneous income                 12,447              9,253            29,063             53,013
                                               ----------          ---------        ----------         ----------
                                                1,266,065            918,716         3,243,836          2,301,023

Expenses:
   Legal and accounting services                   18,606             32,418           118,684             57,115
   Consultant fees                                 13,250             13,000            56,550             58,600
   Geological and engineering fees                  4,857              2,220            16,542              9,876
   Insurance                                       12,740             11,025            36,971             30,728
   Miscellaneous expenses                          20,492              5,597            92,770             49,187
                                               ----------          ---------        ----------         ----------
                                                   69,945             64,260           321,517            205,506
                                               ----------          ---------        ----------         ----------

Income before income taxes                      1,196,120            854,456         2,922,319          2,095,517

Income taxes                                      373,366            288,676           905,226            676,686
                                               ----------          ---------        ----------         ----------

Net income                                     $  822,754          $ 565,780        $2,017,093         $1,418,831
                                               ==========          =========        ==========         ==========



Earnings per share                             $     0.99          $    0.68        $     2.43         $     1.71
    (basic and diluted)                        ==========          =========        ==========         ==========





See accompanying notes

                                          Avoca, Incorporated

                               Condensed Statements of Cash Flows (Unaudited)


                                                                                                Nine months ending
                                                                                                   September 30
                                                                                             2003                 2002
                                                                                   ------------------------------------------
Operating activities
Net income                                                                               $ 2,017,093          $ 1,418,831
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation expense                                                                      6,855                3,291
     Deferred taxes                                                                           (1,298)                (380)
     Changes in operating assets and liabilities:
         Operating assets                                                                   (216,800)             129,072
         Operating liabilities                                                                87,149               88,153
                                                                                          ----------           ----------
Net cash provided by operating activities                                                  1,892,999            1,638,967

Investing activities
     Purchase of investments                                                              (4,346,139)          (4,376,680)
     Maturity of investments                                                               3,042,005            4,035,475
     Purchase of equipment                                                                         -              (26,122)
                                                                                          ----------           ----------
Net cash used in investing activities                                                     (1,304,134)            (367,327)

Financing activities
Dividends paid                                                                            (1,453,375)          (2,325,400)
                                                                                          ----------           ----------
Net cash used in financing activities                                                     (1,453,375)          (2,325,400)

Decrease in cash and cash equivalents                                                       (864,510)          (1,053,760)

Cash and cash equivalents at beginning of period                                           1,182,312            1,101,776
                                                                                          ----------           ----------

Cash and cash equivalents at end of period                                                $  317,802           $   48,016
                                                                                          ==========           ==========




See accompanying notes

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                      Nine months ended September 30, 2003

1.  Basis of Accounting

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 2002.

         The Company considers its United States Government securities held with a maturity of three months or less when purchased to be cash equivalents.

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

         Avoca Incorporated is a passive company which owns and manages approximately 16,000 acres comprising virtually all of Avoca Island southeast of Morgan City, Louisiana under which hydrocarbons are located. The hydrocarbons are developed in accordance with the custom in the oil and gas industry in Louisiana, in which development is conducted by the mineral lessee including the assumption of the risks and uncertainties usually associated with the production and marketing of hydrocarbons.
         The unaudited condensed statements of income show that net income for the third quarter of 2003 as compared with the third quarter of 2002 increased from $565,780 to $822,754, or approximately 45%, because of a substantial increase in royalty income which more than offset decreases in other income items.
         Revenues from royalties net of severance taxes increased from $431,239 to $1,236,471 or approximately 187%. This was the result of a 60% increase in the average sales price of natural gas and a 17% increase in the average sales price of condensate combined with increases in production from three of the five principal wells in which the Company has a royalty interest. Net royalties from natural gas accounted for approximately 91% and 75% of the total net royalty revenue for the third quarter of 2003 and 2002. All producing wells are located in the Ramos Field, across Bayou Chene just north of the eastern end of Avoca Island.
         Also contributing to the increase in royalty income was $198,943 received as a result of the Company compromising with the State of Louisiana by signing a revenue sharing agreement with respect to the right to receive royalties attributable to a sixteen acre tract included in the No.

47-1 well's unit. The issue involved was whether the tract may have been subject to some erosion along the bank line. As a result of the compromise, the Company's net revenue interest in the unit increased from 12.71% to 12.93% and royalties from the disputed acreage, which were being held since inception of the well's production, were released to the Company.
         The following table provides production information on the principal producing wells for the third quarters of 2003 and 2002.

                                                                                     Increase
                                                               Royalty Income       (Decrease)
                                        Net Revenue        Net of Severance Taxes  in Natural Gas
       Operator/Well                     Interest            2003           2002     Production
       --------------------------------------------------------------------------------------------

       The Meridian Resources & Exploration Company:
           No. 47-1                   (1)    12.93%       $ 739,532      $  70,284      351%
           C.M. Thibodaux No. 1       (2)     2.71%       $ 121,896      $  61,145       92%
           C.M. Thibodaux No. 3               2.71%       $ 232,199      $ 131,563        7%
           State Lease No. 16049              2.71%       $ 136,383      $ 155,888     ( 39%)
       Delta Operating Corporation:
           Avoca No. 1                       19.46%       $   6,391      $  12,322     ( 70%)

       (1) The Company's net revenue interest in the unit has increased from 12.71% to 12.93% as a result of the revenue sharing agreement signed with the State of Louisiana discussed above.
       (2) Off production from mid December 2002 to July 19, 2003.


         No income from delay rentals was received in the third quarter of 2003 as a result of CNG Producing Company (now know as Dominion Exploration & Production, Inc.) electing not to pay the $450,326 delay rental due August 19, 2003 resulting in its 1,637.55 acre lease being dropped. This lease provided $450,326 in delay rental income in the third quarter of 2002.
         Interest income on investments decreased $10,751 or approximately 39% because of lower interest rates.
         As compared with the third quarter of 2002, total expenses for the third quarter of 2003
                                                                    Page 9 of 19
increased $5,685, an increase of less than 1%. Legal and accounting services decreased $13,812 due to a reduced need for these services. Miscellaneous expenses increased $14,895 primarily due to additional surface management expenses and new investment management fees.
         The change in income tax expense for the three months ended September 30, 2003 resulted from an increase in taxable income for the third quarter of 2003 as compared to the third quarter of 2002.
         Total revenue for the nine months ended September 30, 2003 increased $942,813 or approximately 41%, primarily due to a substantial increase in royalty income which more than offset decreases in other income items and increases in expenses.
         For the nine-month period, royalties net of severance taxes increased $1,491,984 or approximately 91% higher than the corresponding period of 2002. This was a result of a 105% increase in the average sales price of natural gas and a 32% increase in the average sales price of condensate which more than offset reduced production from three of the five principal wells in which the Company's has a royalty interest. Net royalties from natural gas accounted for approximately 89% and 80% of the total net royalty revenue for the nine months ended September 30, 2003 and 2002 respectively. Also contributing to the increase in royalty income was the $198,943 received by the Company as a result of signing a revenue sharing agreement with the State of Louisiana as previously discussed above. The following table summarizes production information on the principal producing wells for the first nine months of 2003 compared to 2002.

                                                                                          Increase
                                                                Royalty Income           (Decrease)
                                          Net Revenue       Net of Severance Taxes     in Natural Gas
       Operator/Well                        Interest         2003            2002        Production
       ---------------------------------------------------------------------------------------------------

       The Meridian Resources & Exploration Company:
          No. 47-1                  (1) (2)   12.93%     $ 1,752,942     $ 710,719           --
          C.M. Thibodaux No. 1      (3)        2.71%     $   125,110     $ 162,574         ( 33%)
          C.M. Thibodaux No. 3                 2.71%     $   711,281     $ 361,328            1%
          State Lease No. 16049      (4)       2.71%     $   493,617     $ 362,452         ( 12%)
       Delta Operating Corporation:
          Avoca No. 1                         19.46%     $    37,583     $  35,202         ( 47%)

       (1) The Company's net revenue interest in the unit has increased from 12.71% to 12.93% as a result of the revenue sharing agreement signed with the State of Louisiana previously discussed.
       (2) Off production due to mechanical difficulties from April 11 to May 18, 2003
       (3) Off production mid December 2002 to July 19, 2003
       (4) On production February 8, 2002.

         Income from lease bonuses and delay rentals decreased from $540,038 for the first nine months of 2002 to $40,617 for the like period of 2003. The decrease resulted from two oil, gas and mineral leases being dropped when the operators elected not to pay delay rentals due. This was partially offset by the granting of one new lease that generated $40,617 in lease bonus income for the nine months ending September 30, 2003. The lease with McRae Exploration & Production, Inc. covers 135.39 acres, which was Avoca's participation in the Burlington Resources Oil & Gas Company's Conrad Industries No. 1 well unit located in the Wyandotte Field opposite the northern part of Avoca Island. The well produced for four months in 2000 before it was plugged and abandoned. McRae has advised the Company that it has plans to re-drill this well.
         Rental and miscellaneous income decreased $23,950 primarily because of the early termination and rental refund in 2003 on a mooring lease originally executed in 2002.

          Interest income from investments decreased $25,800 or approximately 34% because of lower interest rates.
          As compared with the first nine months of 2002, total expenses increased $116,011 or approximately 56%. Fees for attorney's services (included in legal and accounting services) increased $63,875 because of compliance with new disclosure and certification requirements imposed on public companies by Congress and the Securities and Exchange Commission and fees associated with the litigation described under Part II -Item 1of this report. Geological fees and engineering fees increased $6,666 because of a greater need for these services and insurance expense increased $6,243 primarily because of changes in the Company's insurance coverage and an increase in premium costs. Miscellaneous expenses increased $43,583 primarily due to additional surface maintenance costs and new investment management fees.
         The change in income tax expense for the nine months ended September 30, 2003 resulted from an increase in taxable income for the period.
         The Company's continued liquidity is evidenced by the fact that approximately 75% of its assets, as measured by book value, are cash and U.S. Government agency securities and represents the equivalent of multiple years of anticipated operating expenses.
         In addition to interest income and the leasing of hunting rights, the Company customarily derives essentially all of its other income from bonuses, delay rentals and royalties under oil, gas and mineral leases of its Avoca Island acreage. The Company's business is passive and all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees.

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

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings
         1. Avoca, Incorporated on December 29, 1999 filed in the 16th Judicial District Court for the Parish of St. Mary (Docket No. 105195) a lawsuit to evict a former lessee, Ernest Singleton, from a small parcel of land (less than 10 acres) located in the northeast part of Avoca Island. The parcel is included in The Meridian Resource & Exploration, Inc.'s 647.504 acre unit for the C.M. Thibodaux Nos. 1 and 3 wells and represents no more than 13% of the Company's acreage in the unit.
         Having answered the Company's petition, the defendant and other heirs of John Singleton filed a Notice of Lis Pendens, Reconventional Demand and Petition in Nullity claiming ownership of the parcel (and other lands not claimed by the Company) and asserting that a 1970 court judgment which recognized the Company's title to the disputed area is a nullity. Responsive Peremptory Exceptions of Prescription and Res Judicata were filed by the Company on March 3, 2000. On June 7, 2000, the court rendered judgment in favor of the Company in the eviction proceedings and ordered Ernest Singleton to vacate the premises. Although Mr. Singleton has left Avoca Island, an appeal was filed. The judgment of eviction was affirmed by the appellate court and has become final.
         In December, 2000, thirty-four named individuals, alleging themselves to be descendants of the original owners of the property described in the petition and reconventional demand, were allowed to intervene and assert ownership claims in the proceedings. In response, a Dilatory Exception of Vagueness was filed. The exception was maintained on February 9, 2001. On January 29, 2003, the court, on the Company's motion, dismissed the intervention because the intervenors had failed to amend the intervention within the time specified by the court on February 9, 2001.
         On March 26, 2001, the court rendered judgment upholding Avoca's exception of Res Judicata and dismissing the Singletons' Reconventional Demand and Petition in Nullity. The Singletons appealed to the Louisiana First Circuit Court of Appeals, which on October 2, 2002 reversed the trial court's Judgment. The Company's application for a rehearing was denied and the litigation was remanded to the trial court for further proceedings, including consideration of the Exception of Prescription filed by the Company on March 3, 2000, the Exception of No Cause of Action which it filed on December 27, 2002 with respect to the nullity claim and the Motion to Set Hearing for Class Action which the Singletons filed on January 6, 2003. On January 24, 2003, the court upheld the Company's Exception of No Cause of Action and ruled that the Singletons had not stated a cause of action to annul the 1970 judgment (effectively mooting the Company's Exception of Prescription). Having been given 30 days to amend their petition to properly assert a nullity action, the Singletons on February 2003 filed an Amended Reconventional Petition asserting fraud as the basis for their above-mentioned nullity claim; expanding their original ownership claim to cover 162 acres, including all of the Company's acreage in the unit for the C. M. Thibodaux Nos. 1 and 3 wells and the Meridian State Lease No. 16049 well and a small portion of the unit for the Avoca No. 47-1 well; naming The Meridian Resources & Exploration LLC as third party defendant to defend its royalty distributions; and seeking to have the litigation certified as a class action. On April 3, 2003, the Company filed an Answer to the Amended Reconventional Petition.
         On September 13, 2001 (prior to the appellate court's October 2, 2002 ruling), the Company filed a Motion for Preliminary Injunction to prohibit the Singletons, their invitees, et al. from trespassing on or interfering with the Company's possession and enjoyment of certain described portions of Avoca Island in disregard of the court's prior judgments. The motion was heard on October 31, 2001. On November 26, 2001, pursuant to a joint stipulation of the parties, the court addressed certain of the conduct complained of in the motion and granted injunctive relief with respect thereto.
         On May 2, 2003, the Company filed a Motion for Partial Summary Judgment which sought the dismissal of the nullity claims asserted in the Singletons' Amended Reconventional Petition. After a hearing, on June 4, 2003, the court issued Reasons for Judgment in Avoca's favor dismissing those nullity claims. The Reasons for Judgment also recognized Avoca's right to a partial judgment dismissing the nullity claims and to recover attorney's fees related to the nullity claims to Avoca. The district court fixed the attorney's fee at $31,742.92 and Avoca is proceeding to have the partial summary judgment entered in accordance with those Reasons for Judgment. The Company believes it has meritorious defenses to the remaining title claims asserted by the Singletons and intends to continue to vigorously defend against them.
         2. On June 28, 1999, Ernest and Evelyn Singleton, William Singleton, Jr., Perry Smith, Brenda Henderson, Individually and on Behalf of Her Minor Children, Mikila and Keith Henderson, Mandalay Properties, LLC, Anthony J. Guarisco, Jr., Marilyn G. Vinson, Terry D. Guarisco, Sr., Individually and as Representatives of All Those Similarly Situated filed in the 16th Judicial District Court for the Parish of St. Mary (Docket No. 104204) a lawsuit against Northfield Insurance Company, The Lumbermen's Mutual Casualty Company, Texas Meridian Production Corporation, The Meridian Resource & Exploration Company, George Smith, George Craig, Kurt D. Byth, Patterson Services, Inc., Reliance Insurance Company, Commercial Underwriters Insurance

Company and Petroleum Professionals International, Inc. seeking damages for loss of production, reservoir damage, property damage and personal injury resulting from the blowout of the C. M. Thibodaux No. 2 well (precursor of the Thibodaux No. 3 well) in June of 1999.
         On May 15, 2002, the Louisiana First Circuit Court of Appeal affirmed the trial court's certification of the lawsuit as a class action. The Company, which has an interest in the unit for the well, falls within the "below the ground" subclass of persons owning mineral interests impacted by the blowout. The Company has not been notified by the trial court of the date by which members of the class must elect to remain in or opt out of the class action.

Item 6 - Exhibits and Reports on Form 8-K
         (a) Exhibits required by Item 601 of Regulation S-B. None.
         (b) Reports on Form 8-K.

         One report on Form 8-K, dealing with a letter written to, but not filed with, the Securities and Exchange Commission, was filed on August 8, 2003. The letter deals with a certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES
         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AVOCA, INCORPORATED
                                              ----------------------------------
                                                  Registrant


November 13, 2003                             /s/Robert C. Baird, Jr.
--------------------                          ----------------------------------
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


Date November 13, 2003                   /s/Robert C. Baird, Jr.
    ----------------------               ---------------------------------------
                                         Robert C. Baird, Jr.
                                         Principal Executive Officer and
                                         Principal Financial Officer