Form 10KSB
period 2003-12-31
AVOCA INC
filed 2004-03-19
CIK 316537

[MILLING BENSON WOODWARD L.L.P. LETTERHEAD]


                                 March 19, 2004





Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C. 20549-1004

Via Edgar Electronic Filing System


Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-KSB for the year ended December 31, 2003.

         This filing is being effected by direct transmission to the Commission's EDGAR System.

                                                     Sincerely,


                                                     /s/ Charles A. Snyder
                                                     Charles A. Snyder

CAS/kj316779
Enclosure

                                  UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB

X / Annual report pursuant to Section 13 or 15(d) of the Securities Exchange -- Act of 1934 for the fiscal year ended December 31, 2003

  / Transition report pursuant to Section 13 or 15(d) of the Securities -- Exchange Act of 1934 for the transition period from to

Commission file number 0-9219
                       ------

                               AVOCA, INCORPORATED
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Louisiana                                    72-0590868
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

228 St. Charles Avenue, Suite 838, New Orleans, LA                  70130
--------------------------------------------------            ------------------
      (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number      (504) 552-4720
                              ----------------------------

Securities registered under Section 12(b) of the Act:
                                                    Name of each exchange on
                   Title of each class                   which registered
                          None                                 None
                   -------------------                   -----------------

Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock - No Par Value
                           ---------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                              -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                     -----

State issuer's revenues for its most recent fiscal year.  $4,227,197
                                                          ----------

The aggregate market value of common stock held on February 19, 2004 by non-affiliates of the registrant was $9,390,456. Such value has been computed on the basis of the average bid and asked prices of the stock and by excluding, from the 830,500 shares outstanding on that date, all stock beneficially owned by officers and directors of the registrant and by beneficial owners of more than five percent of its stock, even though all such persons may not be affiliates as defined in SEC Rule 12b-2.

The Company has only one class of common stock, of which 830,500 shares were outstanding on February 19, 2004.

Parts I and II incorporate by reference information from the Annual Report to Shareholders for the year ended December 31, 2003. Part III incorporates by reference information from the Company's Proxy Statement dated February 17, 2004.

Transitional Small Business Disclosure Format (check one):  Yes         No   X
                                                                 ---        ---
An exhibit index is located on page 17-19

                                                              Page 1 of 43 Pages

                               AVOCA, INCORPORATED

                          Index to 10-KSB Annual Report



                                                                            PAGE
PART I

Item 1:          Description of Business                                     3-9
Item 2:          Description of Property                                    9-10
Item 3:          Legal Proceedings                                         10-14
Item 4:          Submission of Matters to a Vote of Security Holders          14


PART II

Item 5:          Market for Common Equity
                 and Related Stockholder Matters                              14
Item 6:          Management's Discussion and Analysis or Plan of
                 Operation                                                    15
Item 7:          Financial Statements                                         15
Item 8:          Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosures                      15
Item 8-A         Controls and Procedures                                      15


PART III

Item 9:          Directors, Executive Officers, Promoters and
                 Control Persons; Compliance With Section 16(a)
                 of the Exchange Act                                          16
Item 10:         Executive Compensation                                       17
Item 11:         Security Ownership of Certain Beneficial Owners
                 and Management and Related Stockholder Matters               17
Item 12:         Certain Relationships and Related Transactions               17
Item 13:         Exhibits and Reports on Form 8-K                          17-19
Item 14:         Principal Accountant Fees and Services                    19-20




                                                              Page 2 of 43 Pages

                                     PART I

Item 1     Description of Business
           Avoca, Incorporated ("the Company") is a Louisiana corporation formed in 1931. It owns and manages approximately 16,000 acres comprising virtually all of Avoca Island, which is located about 90 miles west of New Orleans in St. Mary Parish, Louisiana, adjacent to and immediately southeast of Morgan City. The island, approximately two-thirds of which is under shallow water, is rural and virtually undeveloped except for exploration and development of its oil and gas resources.
           Avoca, Incorporated is a passive royalty company that derives most of its income from royalties, bonuses and delay rentals under oil and gas leases covering its Avoca Island acreage. The following table and accompanying lease map furnish information respecting mineral leases in effect for the year ended December 31, 2003.




                                                              Page 3 of 43 Pages

MINERAL INCOME

Year ended December 31, 2003                                                                                     Income Recognized
                                                                                                                      in 2003
                                                                                                                 Lease
                                                                                                                 Bonus
                                                                                                        Initial   or
                                                                                                        Payment  Delay      Net
Lessee/Operator                                                                                         Per Acre Rental    Royalties
------------------------------------------------------------------------------------------------------------------------------------
Texaco, Inc. (Enervest Operating L.L.C.)        5/17/63       41.9000        Termination of production    $ 75  $   --  $      142

Alliance Operating Company
(Delta Operating Corporation)                   8/14/87       276.7330       Termination of production    $200      --      39,875*

The Meridian Resource & Exploration Company     5/27/98       216.5785       Termination of production    $200      --   4,037,478*
(The Meridian Resource & Exploration LLC)

The Meridian Resource & Exploration Company     11/18/99      15.9530        Termination of production    $300      --          --*
(The Meridian Resource & Exploration LLC)

McRae Exploration & Production, Inc.            5/28/03       135.3900       Termination of production    $300  40,617          --
                                                                             or 5/28/06 if nonproducing

Burlington Resources Oil & Gas Company          8/12/96       7.9140         Expired with termination               --       3,691**
                                                12/12/97      127.4760       of production
                                                                                                                ------- ------------
                                                                                                                $40,617 $4,081,186
                                                                                                                ======= ============


*All royalties received from the Meridian Resource & Exploration, LLC are included under the May 27, 1998 lease as separate remittances are not received for the individual leases.
** Miscellaneous net royalties attributable to prior year's production adjustments.

                                                              Page 4 of 43 Pages

                       [Map of Avoca Island appears here,
                    showing property of Avoca, Incorporated,
                       mineral leases and well locations]



                                                              Page 5 of 43 Pages

------     -----------------------

         At December 31, 2003, approximately 4% of the Company's land (686 acres) was covered by oil and gas leases. Approximately 551 of the 686 acres were held by production and the remaining 135 acres were covered by one lease which, if non producing, requires the payment of annual delay rentals to maintain it in effect and expires at the end of its three-year primary term. The leases (five in all) stipulate royalties ranging from 23 to 30%.
           The Meridian Resources & Exploration LLC's ("Meridian's") Avoca No. 47-1 well has been the Company's largest royalty producer since it went on production December 2000. Royalties from the Avoca No. 47-1 well were responsible for approximately 67%, 36% and 54% of the Company's net royalty income during 2001, 2002 and 2003, respectively. Total 2001 production from the Avoca No. 47-1 well was 4,597,565 Mcf of gas, 64,518 barrels of condensate and 809,733 gallons of natural gas liquids as compared to 1,973,503 Mcf of gas, 21,534 barrels of condensate and 32,769 gallons of natural gas liquids for 2002, and 2,662,403 Mcf of gas, 30,255 barrels of condensate and 703,152 gallons of natural gas liquids for 2003, as reported on the check vouchers. Production from the well began to decline in January 2002 and continued until the well went off production in June. A brief return to production in August 2002 resulted in a minimal amount of gas and a substantial amount of water. In September 2002, workover operations began and the well was recompleted in the higher Operc C sand. The well returned to sustained production in December 2002, and experienced consistent production throughout 2003.
           The Meridian C. M. Thibodaux No. 1 and No. 3 wells were the Company's largest royalty producers from 1999 to 2001 (until surpassed by the Avoca No. 47-1 well when it went on production) and remained as important contributors to the Company's royalty income in 2002 and 2003. Royalties from these wells, in which Avoca, Incorporated has a net revenue interest of 2.71%,

                                                              Page 6 of 43 Pages
were responsible for approximately 30%, 37% and 30% of the Company's net royalty income during 2001, 2002 and 2003, respectively. Total production from the C. M. Thibodaux No. 1 and No. 3 wells was 7,677,632 Mcf of gas, 276,392 barrels of condensate and 2,357,432 gallons of natural gas liquids in 2001, as compared with 6,788,419 Mcf of gas, 224,017 barrels of condensate and 422,453 gallons of natural gas liquids for 2002 and 7,598,778 Mcf of gas, 135,365 barrels of condensate and 4,069,716 gallons of natural gas liquids for 2003, as reported on the check vouchers. The C. M. Thibodaux No. 1 well was shut-in mid December 2002 and treated for scale buildup in the tubing, but returned to production in July 2003, after being recompleted in the higher Operc 3 sand.
           A newer well, the Meridian State Lease No. 16049 well, in which the Company has a net revenue interest of approximately 2.71%, went on production in February 2002 and was responsible for approximately 25% of the Company's net royalty income for that year, and approximately 14% of net royalty for 2003. Total 2002 production from the well was 2,552,893 Mcf of gas and 341,300 barrels of condensate, as compared to 2,013,339 Mcf of gas and 255,990 barrels of condensate and 1,378,653 gallons of natural gas liquids in 2003, as reported on the check vouchers. Like the Meridian C. M. Thibodaux No. 1 and No. 3 wells and the Meridian Avoca No. 47-1 well, this newer well is located in the Ramos Field across Bayou Chene just north of the eastern end of Avoca Island.
           The Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well, also located in the Ramos Field, was responsible for 3%, 2% and 1% of the Company's net royalty income in 2001, 2002 and 2003, respectively. Total production from the well (in which the Company has a net revenue interest of approximately 19%) was 139,334 Mcf of gas and 1,677 barrels of condensate in 2001, as compared with 66,024 Mcf of gas and 1,344 barrels of condensate in 2002, and 30,184 Mcf of gas and 828 barrels of condensate in 2003, as reported on check vouchers.

                                                              Page 7 of 43 Pages

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

                                        Volume                              Average Sales Price
      ----------------------------------------------------------      --------------------------------
      Year          Gas (mcf)        Oil (bbls)       NGL (gal)       Per Mcf     Per bbl  Per gal
      2001           806,177          15,837           164,496         $ 4.94     $ 31.53   $ .41
      2002           511,363          18,279            15,534         $ 3.18     $ 24.91   $ .24
      2003           611,023          14,696           238,804         $ 5.76     $ 31.41   $ .49

In 2003, the Company granted one new mineral lease on 135 acres, as compared with granting one lease covering 256 acres in 2002 and two leases coving 1,900 acres in 2001.
           During the last three years, the Company's mineral lessees commenced the drilling of three wells, (including two non-producers) on or near Avoca Island. During 2001, drilling commenced on three wells, including the above-mentioned Meridian State Lease No. 16049 well and Burlington/Petro Hunt's Avoca No. 45 well, which was located on Burlington/Petro Hunt's 1,873 acre lease in the middle of Avoca Island. No new wells were spudded during 2002, but drilling continued on the Avoca No. 45 well until it was plugged and abandoned in April 2002. No new wells were spudded in 2003.
           Further information regarding oil and gas operations on the Company's property appears under the captions "Report to the Shareholders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 and 14-15 of the Company's 2003 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

                                                              Page 8 of 43 Pages

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

Item 2     Description of Property
------     -----------------------
           The Company owns approximately 16,000 acres comprising virtually all of Avoca Island. The island, located in St. Mary Parish, Louisiana, approximately 90 miles west of New Orleans, lies southeast of the greater Morgan City area, from which it is separated by Bayou Boeuf. There are no bridges or roads leading to the island. Access is by means of a free ferry which operates on a regular schedule across Bayou Boeuf (a distance of approximately 500 feet) and connects the northwest tip of the island with the Morgan City area. Ferry service is interrupted by periodic mechanical breakdowns and during periods of high water.
           Avoca Island is within the Morgan City Harbor and Terminal district. Bayou Bouef and Bayou Chene, which border the island for a distance of approximately thirteen miles and form its

                                                              Page 9 of 43 Pages
northern, eastern and southern perimeters, are part of the Gulf section of the Intracoastal Waterway.
           Approximately one-third of the island, located along its northern and eastern perimeters, is dry ground. The remaining two-thirds is under shallow water. Avoca Island is rural, and its surface is virtually undeveloped.
           Over the years preliminary studies and proposals have been made with regard to a bridge linking Avoca Island with the mainland, but no definitive action has resulted from these efforts. With the Company's cooperation, a new feasibility study concerning industrial development of Avoca Island was completed in 1998 by the St. Mary Parish government and has been reviewed by the Company and others.
           A study conducted with the assistance of LSU's Cooperative Extension Service in 1991 indicates that aquaculture and tree farming are not economically feasible and that the island's suitability for farming is limited. The Company is continuing its search for ways to prudently develop Avoca Island for agricultural and commercial use. In addition to ongoing surface maintenance operations and its long standing lease of hunting and fishing rights to the Avoca Duck Club, the Company in 2002 renewed a cattle grazing lease covering lands located on the north and western parts of the island. The new lease covers 758 acres and expires in 2007.
           Information regarding development of oil and gas resources on Avoca Island is provided under Item 1 of this report, incorporated herein by reference.

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

                                                             Page 10 of 43 Pages

           Having answered the Company's petition, the defendant and other heirs of John Singleton filed a Notice of Lis Pendens, Reconventional Demand and Petition in Nullity claiming ownership of the parcel (and other lands not claimed by the Company) and asserting that a 1970 court judgment which recognized the Company's title to the disputed area is a nullity. Responsive Peremptory Exceptions of Prescription and Res Judicata were filed by the Company on March 3, 2000. On June 7, 2000, the court rendered judgment in favor of the Company in the eviction proceedings and ordered Ernest Singleton to vacate the premises. Although Mr. Singleton has left Avoca Island, an appeal was filed. The judgment of eviction was affirmed by the appellate court and has become final.
           In December, 2000, thirty-four named individuals, alleging themselves to be descendants of the original owners of the property described in the petition and reconventional demand, were allowed to intervene and assert ownership claims in the proceedings. In response, a Dilatory Exception of Vagueness was filed. The exception was maintained on February 9, 2001. On January 29, 2003, the court, on the Company's motion, dismissed the intervention because the intervenors had failed to amend the intervention within the time specified by the court on February 9, 2001.
           On March 26, 2001, the court rendered judgment upholding Avoca's exception of Res Judicata and dismissing the Singletons' Reconventional Demand and Petition in Nullity. The Singletons appealed to the Louisiana First Circuit Court of Appeals, which on October 2, 2002 reversed the trial court's Judgment. The Company's application for a rehearing was denied and the litigation was remanded to the trial court for further proceedings, including consideration of the


                                                             Page 11 of 43 Pages

Exception of Prescription filed by the Company on March 3, 2000, the Exception of No Cause of Action which it filed on December 27, 2003 with respect to the nullity claim and the Motion to Set Hearing for Class Action which the Singletons filed on January 6, 2003. On January 24, 2003, the court upheld the Company's Exception of No Cause of Action and ruled that the Singletons had not stated a cause of action to annul the 1970 judgment (effectively mooting the Company's Exception of Prescription). Having been given 30 days to amend their petition to properly assert a nullity action, the Singletons on February 2003 filed an Amending Reconvention and Petition asserting fraud as the basis for their above-mentioned nullity claim; expanding their original ownership claim to cover 162 acres, including all of the Company's acreage in the unit for the C.
M. Thibodaux Nos. 1 and 3 wells and the Meridian State Lease No. 16049 well and a small portion of the unit for the Avoca No. 47-1 well; naming The Meridian Resources & Exploration LLC as third party defendant to defend its royalty distributions; and seeking to have the litigation certified as a class action. Responsive pleadings have not yet been filed by the Company.
           On September 13, 2001 (prior to the appellate court's October 2, 2002 ruling), the Company filed a Motion for Preliminary Injunction to prohibit the Singletons, their invitees, et al. from trespassing on or interfering with the Company's possession and enjoyment of certain described portions of Avoca Island in disregard of the court's prior judgments. The motion was heard on October 31, 2001. On November 26, 2001, pursuant to a joint stipulation of the parties, the court addressed certain of the conduct complained of in the motion and granted injunctive relief with respect thereto.
           On December 18, 2002, the Company filed an answer to the Singleton heirs' Reconventional Demand and Petition in Nullity, and also Peremptory Exceptions of No Cause of Action and Non-Joinder of Indispensable Parties. On January 24, 2003, the Court granted

                                                             Page 12 of 43 Pages
the Company's Exception of No Cause of Action to the Petition in Nullity and ordered the Singleton heirs to amend their Petition in Nullity to state a cause of action within thirty (30) days.
           On February 21, 2003, the Singleton heirs filed an Amending Reconventional Demand asserting the nullity of the 1970 judgment and also claiming ownership of approximately one hundred sixty-five (165) acres located on the northeast portion of Avoca Island.
           On May 2, 2003, the Company filed a Motion for Partial Summary Judgment seeking dismissal of the Amending Reconventional Demand to the extent it sought to annul the 1970 judgment. A hearing was held on Avoca's Motion for Partial Summary Judgment on May 22, 2003, and pursuant to written reasons issued on June 4, 2003, the Court granted the Company's motion dismissing the Amending and Reconventional Demand insofar as it sought to nullify the 1970 judgment. The Court further held that the Company was entitled to an award of attorney's fees for having the Amended Petition for Nullity dismissed.
           On July 8, 2003, the Company filed a Motion for Attorney's Fees. After a hearing on August 22, 2003, the Court assessed attorney's fees against the Singleton heirs in the amount of $31,742.92.
           The Company believes it has meritorious defenses (including prescription) to all of the claims asserted by the Singletons and intends to continue to vigorously defend against them.
           2. On June 28, 1999, Ernest and Evelyn Singleton, William Singleton, Jr., Perry Smith, Brenda Henderson, Individually and on Behalf of Her Minor Children, Mikila and Keith Henderson, Mandalay Properties, LLC, Anthony J. Guarisco, Jr., Marilyn G. Vinson, Terry D. Guarisco, Sr., Individually and as Representatives of All Those Similarly Situated filed in the 16th Judicial District Court for the Parish of St. Mary (Docket No. 104204) a lawsuit against Northfield Insurance Company, The Lumbermen's Mutual Casualty Company, Texas Meridian Production Corporation,

                                                             Page 13 of 43 Pages

The Meridian Resource & Exploration Company, George Smith, George Craig, Kurt D. Byth, Patterson Services, Inc., Reliance Insurance Company, Commercial Underwriters Insurance Company and Petroleum Professionals International, Inc. seeking damages for loss of production, reservoir damage, property damage and personal injury resulting from the blowout of the C. M. Thibodaux No. 2 well (precursor of the Thibodaux No. 3 well) in June of 1999.
           On May 15, 2002, the Louisiana First Circuit Court of Appeal affirmed the trial court's certification of the lawsuit as a class action. The Company, which has an interest in the unit for the well, falls within the "below the ground" subclass of persons owning mineral interests impacted by the blowout. The Company has not been notified by the trial court of the date by which members of the class must elect to remain in or opt out of the class action.

Item 4     Submission of Matters to
------     a Vote of Security Holders
           ---------------------------
           Not Applicable

                                     PART II

Item 5     Market for Common Equity
------     and Related Stockholder Matters
           -------------------------------
           The information called for by this item appears under the caption "Stock Prices and Related Security Holder Matters" on page 15 of the Company's 2003 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 6     Management's Discussion and
------     Analysis or Plan of Operation
           ------------------------------
           The information called for by this item appears under the captions "Report to the Shareholders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 and 14-15, respectively, of the Company's 2003 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

                                                             Page 14 of 43 Pages

Item 7     Financial Statements
------     --------------------
           The information called for by this item comprises pages 5 through 13 of the Company's 2003 Annual Report to Shareholders, attached as an exhibit hereto and incorporated herein by reference.

Item 8     Changes in and Disagreements with Accountants
------     on Accounting and Financial Disclosures
           ---------------------------------------
           Not applicable.

Item 8-A.  Controls and Procedures
---------  -----------------------
           Robert C. Baird, Jr., the Company's principal executive and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, he has concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9     Directors, Executive Officers,
------     Promoters and Control Persons; Compliance
           With Section 16(a) of the Exchange Act
           --------------------------------------
           The Company has three executive officers,  all of whom are directors:
Robert C. Baird, Jr., President, J. Scott Tucker, Vice President, and M. Cleland Powell, III, Secretary-Treasurer. Information concerning such persons and the Company's other directors, Bernard E. Boudreaux, Jr. and John
P. (Jack) Laborde, is shown under the caption "Number and Election of Directors"

                                                             Page 15 of 43 Pages
on pages 3 and 4 of the Company's Proxy Statement dated February 17, 2004, incorporated herein by reference.
         Audit Committee Financial Expert - The Company's board of directors has determined that the Company has at least one audit committee financial expert serving on the board of directors which, as a whole, functions as the Company's audit committee. He is Scott Tucker, and he is "independent" within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
         Code of Ethics - The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics is attached hereto as
Exhibit 14.
         The balance of the information called for by this item appears under the caption "Information Concerning Management - Nominating Committee" on page 5, and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 6, of the Company's Proxy Statement dated February 17, 2004, incorporated herein by reference.

Item 10    Executive Compensation
-------    ----------------------
         The information called for by this item appears under the caption "Information Concerning Management - Executive Compensation" on page 5 of the Company's Proxy Statement dated February 17, 2004, incorporated herein by reference.

Item 11    Security Ownership of Certain
-------    Beneficial Owners and Management
           and Related Stockholder Matters
           -------------------------------
         The information called for by this item appears under the caption "Voting Securities" on pages 2 and 3, and under the caption "Number and Election of Directors" on pages 3 and 4, of the Company's Proxy Statement dated February 17, 2004, incorporated herein by reference.


                                                             Page 16 of 43 Pages

Item 12    Certain Relationships and Related Transactions
-------    ----------------------------------------------
           Not applicable.

Item 13    Exhibits and Reports on Form 8-K
-------    --------------------------------
(a)1.      Financial Statements

           The following financial statements of Avoca, Incorporated, included in its 2003 Annual Report to Shareholders, are incorporated by reference in Part II, Item 7:
           Report of LeGlue & Company, Independent Auditors, dated January 16, 2004 Balance sheet - December 31, 2003

           Statements of Income - years ended
           December 31, 2003 and 2002

           Statements of Retained Earnings -
           years ended December 31, 2003 and 2002

           Statements of Cash Flows - years ended
           December 31, 2003 and 2002

           Notes to Financial Statements -
           December 31, 2003
(a)2. Exhibits required by Item 601 of Regulation S-B:

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

                                                             Page 17 of 43 Pages

           3.7       Copy of Composite Charter (as of
                     August 14, 1987)2

           4.0       Copy of specimen stock certificate1

           13 Annual Report to Shareholders for the year ended December 31, 2003. Except for those portions specifically designated as being incorporated by reference in this Form 10-KSB, the annual report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed filed as part of the Form 10-KSB.

           14        Code of Ethics

           31 Certification by the Company's Principal Executive Officer or Principal Financial Officer pursuant to Rule 13-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

----------------------------------
1 Incorporated by reference from registrant's Form 10 Registration Statement, filed with the Securities and Exchange Commission on April 29, 1980, Commission file number 0-9219.

2 Incorporated by reference from registrant's Form 8 Report dated August 14, 1987, Commission file number 0-9219.

                               Page 18 of 43 Pages

           32 Certification by the Company's Principal Executive Officer or Principal Financial Officer pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

         The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

         Date of Report                  Items Reported
         --------------                  --------------
         November 13, 2003               Certification  required by Section 906
                                         of the Sarbanes-Oxley Act of 2002

         December 18, 2003,
         and signed on December 19,
         2003                            Declaration of annual dividend


Item 14           Principal Accountant Fees and Services
-------           --------------------------------------

Audit Fees

         Fees aggregating $16,862 were billed for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2003, for services regarding Sarbanes-Oxley compliance, and for the reviews of the quarterly financial statements included in the Company's periodic reports for that year. Fees aggregating $13,717 were billed for the same services rendered for the year ended December 31, 2002.

Audit-Related Fees

         No such fees were billed for the years ended December 31, 2003 or December 31, 2002.

Tax Fees

         Fees aggregating $1,300 were billed for professional services rendered for preparation of the Company's state and federal income tax returns for the year ended December 31, 2003. Fees aggregating $2,000 were billed for the same services rendered for the year ended December 31, 2002. An additional amount of $2,513 was billed in 2002 for tax research related to the potential elimination of double taxation of corporate earnings and the distribution thereof to shareholders.

                                                             Page 19 of 43 Pages

All Other Fees

         No other fees were billed for the years ended December 31, 2003 or December 31, 2002.

Pre-Approval of Auditor's Engagement by the Board of Directors

         The Company's engagement of LeGlue & Company, CPAs, including LeGlue's engagement to perform all of the above-described non-audit services, was pre-approved by the Company's board of directors, in performing the functions of an audit committee. In pre-approving audit and non-audit services, the board of directors considered the independent nature of the auditors, and provided LeGlue with an engagement letter setting forth the specific services to be performed. The actual fees charged were not in excess of the amounts set forth in the engagement letter. The board of directors has a policy of not allowing the independent auditors to perform the prohibited non-audit functions defined in
Section 201 of the Sarbanes-Oxley Act of 2002 or the rules promulgated thereunder by the SEC.


                                                             Page 20 of 43 Pages

                                   SIGNATURES

              In accordance with the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avoca, Incorporated

By: /s/ Robert C. Baird, Jr.
    -------------------------------------------------
       Robert C. Baird, Jr.
       President and principal executive,
       financial and accounting officer

Date: March 19, 2004
            --

      In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert C. Baird, Jr.
------------------------------------------------
Robert C. Baird, Jr., Director
Date: March 19, 2004


/s/ Bernard E. Boudreaux, Jr.
------------------------------------------------
Bernard E. Boudreaux, Jr., Director
Date: March 19, 2004


/s/. John P. Laborde
------------------------------------------------
John P. Laborde, Director
Date: March 19, 2004


/s/ M. Cleland Powell, III
------------------------------------------------
M. Cleland Powell, III, Director
Date: March 19, 2004


/s/ J. Scott Tucker
------------------------------------------------
J. Scott Tucker, Director
Date: March 19, 2004

                                                             Page 21 of 43 Pages

                                   EXHIBIT 13













   AVOCA                            Annual Report
INCORPORATED                        2003


                                                             Page 22 of 43 Pages

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

Directors and Officers

Robert C. Baird, Jr.,                   M. Cleland Powell, III, Director and
Director and President                  and Secretary-Treasurer;
Executive Vice President,               Senior Vice President
Whitney National Bank                   Whitney National Bank

Bernard E. Boudreaux, Jr.,              John P. (Jack) Laborde, Director;
Director;                               President, Overboard Holdings, L.L.C.,
Attorney, Breazeale, Sachse &           President, All Aboard Development
Wilson L.L.P.                           Corporation

J. Scott Tucker; Director; and Vice President; President and Chief Executive Officer, Hellenic, Inc. (real estate, oil and gas, investments, construction)





                                                             Page 23 of 43 Pages

Report to the Shareholders

Issued Preliminary to the Seventy Second
Annual Meeting of Shareholders on March 16, 2004

Dear Shareholders:
         I am pleased to be able to report that the Company's net income increased 62%, from $1,630,455 in 2002 to $2,643,454 in 2003. Higher natural gas prices and increased production from three of the five principal wells in which the Company has a royalty interest more than offset the substantial reduction in income from lease bonuses and delay rentals.
           Royalties from the sale of natural gas, which accounted for 87% of the Company's net royalty income, benefited from higher average natural gas prices that were approximately 81% higher in 2003 than in 2002.
         The major contribution to royalty income was a full year's production from The Meridian Resource & Exploration Company's Avoca No. 47-1 well. After being off production for approximately five months in 2002, the well returned to sustained production in December 2002 and accounted for approximately 54% of the Company's net royalty income in 2003. Production from the C. M. Thibodaux No. 1 well also increased in 2003 as a result of its return to production in July 2003 after a successful recompletion in a higher sand. Aggregate production from the C.M. Thibodaux No. 1 and No. 3 wells accounted for approximately 30% of the Company's net royalty income in 2003.
         The Company signed a revenue sharing agreement in 2003 compromising with the State of Louisiana with respect to the right to receive royalties attributable to a sixteen-acre tract included in the Meridian Avoca No. 47-1 well's unit. As a result, the Company's net revenue interest in the unit increased from 12.41% to 12.93% and a three year accumulation of $198,943 in net royalties from the disputed acreage was released to the Company.
         During 2003, the Company granted one new lease to the McRae Exploration & Production, Inc. covering 135.39 acres. We have been advised by McRae that it plans to commence drilling operations during the first quarter of this year. There was no drilling activity on Avoca Island in 2003.
         The Company will miss the counsel of Guy C. Lyman, Jr. who retired last September as the corporate attorney and a director of the Company. Mr. Lyman served as corporate counsel since the late 1970's and as a director since 1993. His tireless dedication to the success of the Company will be missed both by his fellow board members and the Avoca shareholders. We are pleased to welcome John
P. (Jack) Laborde to the Board of Directors to complete Mr. Lyman's term.
          The Company's operations and financial condition are further discussed on page 14 and 15 of this report and a complete list of mineral leases is shown inside the back cover.

                                                   Respectfully submitted,
                                                   /s/ Robert C. Baird, Jr.
                                                   Robert C. Baird, Jr.
                                                   President

                                                             Page 24 of 43 Pages

Report of
Independent Auditor's


To the Board of Directors and
Stockholders of Avoca, Incorporated


         We have audited the balance sheet of Avoca, Incorporated (a Louisiana corporation) as of December 31, 2003, and the related statements of income, retained earnings, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avoca, Incorporated as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted,


                                                    /s/ LeGlue & Company
                                                    (A Professional Corporation)
New Orleans, Louisiana
January 16, 2004

                                                             Page 25 of 43 Pages

BALANCE SHEET
                                                                     December 31
                                                                            2003
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                    $   889,190
      Short-term investments                                         2,472,187
      Accounts receivable                                              328,892
      Accrued interest receivable                                       11,674
      Prepaid expenses                                                  14,058
      Recoverable income taxes                                           2,936
                                                                   -----------
           TOTAL CURRENT ASSETS                                      3,718,937

PROPERTY AND EQUIPMENT
      Less accumulated depreciation and depletion                       76,579

OTHER ASSETS
      Long-term investments                                          1,873,952
      Avoca Drainage Bonds, $415,000, in default B
           at nominal amount                                                 1
                                                                   -----------

                                                                    $5,669,469
                                                                   ===========


                                                             Page 26 of 43 Pages

                                                                     December 31
                                                                            2003

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                        $    10,070
      Dividends payable                                              2,366,925
                                                                   -----------
           TOTAL CURRENT LIABILITIES                                 2,376,995

DEFERRED INCOME TAXES                                                   14,941

SHAREHOLDERS' EQUITY
      Common stock, no par value -- authorized, issued and
           outstanding 830,500 shares                                   94,483
      Retained earnings                                              3,183,050
                                                                   -----------
                          TOTAL SHAREHOLDERS' EQUITY                 3,277,533
                                                                   -----------

                                                                    $5,669,469
                                                                    ==========
See accompanying notes.

                                                             Page 27 of 43 Pages

STATEMENTS OF INCOME

                                                       Year ended December 31
                                                        2003            2002
                                                   -----------------------------

Revenue:
      Royalties                                     $4,221,935      $2,085,522
         Less severance taxes                         (140,749)        (74,260)
                                                    -----------     -----------
                                                     4,081,186       2,011,262

      Lease bonuses and delay rentals                   40,617         540,038
      Interest income                                   68,069          98,711
      Rental income                                     24,526          46,725
      Other                                             12,799          14,225
                                                    -----------     -----------
                                                     4,227,197       2,710,961
Expenses:
      Attorney fees and expenses                       108,758          60,336
      Auditing fees                                     18,162          18,230
      Bookkeeping and clerical services                 11,500           9,750
      Management fees                                   69,600          71,350
      Directors' fees                                   12,500          15,000
      Geological and engineering fees and expenses      18,478          20,349
      Insurance                                         49,641          41,850
      Office and miscellaneous expenses                 70,443          33,897
      Surface management expenses                       24,854          11,892
      Taxes, other than income taxes                    23,165          22,748
                                                    -----------      ----------
                                                       407,101         305,402

         INCOME BEFORE INCOME TAXES                  3,820,096       2,405,559

Income taxes                                         1,176,642         775,104
                                                    -----------     -----------

                             NET INCOME             $2,643,454      $1,630,455
                                                    ===========     ===========
Earnings per share (basic and diluted)              $     3.18      $     1.96
                                                    ===========     ===========

Dividends declared per share                        $     2.85      $     1.75
                                                    ===========     ===========


See accompanying notes.

                                                             Page 28 of 43 Pages

STATEMENTS OF RETAINED EARNINGS


                                                       Year ended December 31
                                                       2003              2002
                                                     ---------------------------
Retained Earnings:

      Balance at beginning of year                   $2,906,521      $2,729,441

      Net income for the year                         2,643,454       1,630,455
                                                    -----------     -----------
                                                      5,549,975       4,359,896

      Cash dividends:
         2003 - $2.85 per share                       2,366,925               -
         2003 - $1.75 per share                               -       1,453,375
                                                    -----------     -----------

                   BALANCE AT END OF YEAR            $3,183,050      $2,906,521
                                                    ===========     ===========

See accompanying notes.

                                                             Page 29 of 43 Pages

STATEMENTS OF CASH FLOWS
                                                                                      Year ended December 31
                                                                                    2003                  2002
                                                                              -------------------------------------

OPERATING ACTIVITIES
    Net income                                                                $   2,643,454          $   1,630,455
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
        Depreciation expense                                                          9,140                  5,734
        Deferred taxes                                                               (1,731)                 5,305
        Change in operating assets and liabilities:
           Accounts receivable                                                     (194,929)               117,212
           Accrued interest receivable                                               20,527                 15,223
           Prepaid expenses                                                          (1,465)                (2,812)
           Accounts payable and accrued expenses                                     (9,926)                 7,996
           Income taxes                                                                (683)                (7,923)
                                                                              --------------         --------------
                                             NET CASH PROVIDED BY
                                             OPERATING ACTIVITIES                 2,464,387              1,771,190
INVESTING ACTIVITIES
    Purchase of investments                                                      (4,595,760)            (5,046,680)
    Maturity of investments                                                       3,291,626              5,708,325
    Purchase of equipment                                                                --                (26,889)
                                                                              -------------          --------------

                                   NET CASH PROVIDED BY (USED IN)
                                             INVESTING ACTIVITIES                (1,304,134)               634,746

FINANCING ACTIVITIES
    Dividends paid                                                               (1,453,375)            (2,325,400)
                                                                              --------------         --------------
                                                 NET CASH USED IN
                                             FINANCING ACTIVITIES                (1,453,375)            (2,325,400)
                                                                              --------------         --------------

                                      INCREASE (DECREASE) IN CASH
                                             AND CASH EQUIVALENTS                  (293,122)                80,536

Cash and cash equivalents at beginning of year                                    1,182,312              1,101,776
                                                                              -------------          -------------

                                        CASH AND CASH EQUIVALENTS
                                                   AT END OF YEAR             $     889,190          $   1,182,312
                                                                              =============          =============

See accompanying notes.

                                                             Page 30 of 43 Pages

                                                   NOTES TO FINANCIAL STATEMENTS

December 31, 2003

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

Investments: Short-term investments consist of United States Government agency securities and corporate bonds with original maturities of greater than three months but with maturity dates within one year from the balance sheet date.
         Long-term investments consist of United States Government agency securities and corporate bonds with maturities in 2005 and 2006.
         Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost including accrued interest. At December 31, 2003, all short-term investments and long-term investments were classified as held-to-maturity. The fair value of the investments approximated the carrying value at December 31, 2003.
         The Company maintains cash and investment balances at a financial institution that exceed the federally insured amounts.

Property and Equipment: Land is carried at cost less amounts received for the sale of rights-of-way and similar servitudes. Land improvements and building are carried at cost and depreciated over their estimated useful life of 30 years. Equipment is carried at cost and depreciated over estimated useful lives of three to five years.

Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Income taxes include deferred taxes resulting primarily from temporary differences due to differences in bases amounts and depreciation periods of property and equipment for financial reporting purposes and income tax purposes, including writing off the cost of assets under IRC Section 179 in the year acquired..

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments: The fair value of the Company's financial assets and liabilities approximates book value at December 31, 2003.

                                                             Page 31 of 43 Pages

NOTES TO FINANCIAL
STATEMENTS (Continued)


NOTE B-Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

                                                                  2003                   2002
---------------------------------------------------------------------------------------------
Current:
         Federal                                              $ 1,031,315            $676,130
         State                                                    147,038              93,669
                                                              -----------         -----------
                                        TOTAL CURRENT           1,178,353             769,799
                                                              -----------         -----------

Deferred:
         Federal                                                   (1,497)              4,642
         State                                                       (214)                663
                                                              -----------         -----------
                                       TOTAL DEFERRED              (1,711)              5,305
                                                              -----------         -----------

                                                               $1,176,642            $775,104
                                                              ===========         ===========

The deferred income tax liability of $14,941 relates to a difference between the accounting and income tax basis and depreciation periods of property and equipment.

The Company paid income taxes of 1,179,000 and $771,000 in 2003 and 2002, respectively.

NOTE B-Income Taxes (continued)

The reconciliations between the federal statutory income tax rate and the Company's effective income tax rate, for the years ended December 31 are as follows:

                                                                       2003                      2002
                                                                Amount      Rate        Amount        Rate
--------------------------------------------------------------------------------------------------------------
Tax expense based on federal statutory rate                   1,298,833     34.0%      $817,890        34.0%
Statutory percentage depletion                                 (215,319)    (5.6)      (106,362)       (4.4)
State income taxes (net of federal income tax deduction)        147,038      4.0         96,051         4.0
Other                                                           (53,910)    (1.6)       (32,475)       (1.6)
                                                           -------------    ------     --------       ------

                                         INCOME TAXES        $1,176,642     30.8%      $775,104        32.0%
                                                           =============    ======     ========       ======

                                                             Page 32 of 43 Pages

NOTES TO FINANCIAL
                                                          STATEMENTS (Continued)

NOTE C-Major Customers

The net royalties received from one independent oil and gas exploration company accounted for 99% and 98% of total net royalties recorded for 2003 and 2002, respectively. Lease bonus and delay rental revenue in 2003 and 2002 was the result of leases with one and two companies, respectively.

NOTE D-Oil and Gas Quantities Produced (unaudited)

The following table reflects the Company's share of the oil and gas volumes produced from leases held under production during each of the last two years:

                                             Production
                              ------------------------------------------
                               Oil               Gas              NGL
                              (BBLs)            (MCFs)           (GALs)
                              ------------------------------------------
           2003               14,696            611,023          238,804
           2002               18,279            511,363           15,534


NOTE E-Related Party Transactions

The following table summarizes transactions with the Whitney National Bank, a major shareholder of the Company, for the last two years:

                            Office         Investment         Edgar (SEC)
                             Rent          Management        Transmission
                             Paid          Fees Paid          Fees Paid

                  2003      $6,148          $19,954             $1,200
                  2002      $4,422           $2,284               $900

Investment fees increased in 2003 as a result of transferring the Company's investments from the Safekeeping Department to the Trust Department as an internal control procedure.

NOTE F-Commitments

The Company has a lease with the Avoca Duck Club (the Club), an unrelated entity, to allow the members of the Club use of the Company's land for the purpose of hunting wild game and birds, and for noncommercial fishing. The term of the lease commenced June 1, 1994 for a period of ten years with the Club having two ten-year options to extend the lease. In 2003, the Club exercised the first ten-year option to extend the lease to June 1, 2014. Under the terms of the lease, the Club constructed a new building including a separate apartment for the exclusive use of the Company's caretaker. This building replaced the building destroyed by fire in December 1992. During 1994, under the terms of the lease, the Company contributed $50,000, which represents the approximate cost to construct the apartment.

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

                                                             Page 33 of 43 Pages

Management's Discussion and
Analysis of Financial Condition and
Results of Operations

Liquidity and Capital Resources
The Company's continued liquidity is evidenced by the fact that 79% of its assets, as measured by book value, are cash and cash equivalents and U.S. Government agency securities. Current liabilities at year end were $2,376,995, including a $2,366,925 dividend declared in December 2003 but not paid until January 2004. The Company's business is largely passive and consequently all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees. Current financial resources and anticipated net income are expected to be adequate to meet cash requirements in the year ahead.

2003 as Compared to 2002
Avoca Incorporated is a passive company that owns lands in Louisiana under which hydrocarbons are located. The hydrocarbons are developed in accordance with the custom of the trade in the oil and gas industry in Louisiana, which development is conducted with risks and uncertainties usually associated with the production and marketing of hydrocarbons.
     Total revenue for 2003 increased by $1,516,236 or approximately 56% because of a substantial $2,069,924 increase in royalty income net of severance taxes, which more than offset the $499,421 decrease in revenue from lease bonuses & delay rentals and decreases in other income categories.
     Royalty income, net of severance taxes, rose from $2,011,262 to $4,081,186 or approximately 103%. This was the result of an 81% increase in the average sales price of natural gas combined with increases in natural gas production from three of the five principal wells in which the company has a royalty interest. Revenue from condensate, which contributed 10% of net royalty income for 2003, was relatively unchanged from the prior year. A 26% increase in the average sales price of condensate offset decreases in condensate production
     The Meridian Resource & Exploration Company's Avoca No. 47-1 well (in which the Company has a net revenue interest of approximately 12.93%) was responsible for $2,221,581 in net royalty income in 2003, an increase of 208% from $720,137 in 2002. In addition to the substantial increase in average natural gas prices, production from this well also increased as a result its return to sustained production in December 2002 after being recompleted in the higher Operc C sand. The well experienced intermittent production difficulties and was off production approximately five months during 2002. Also contributing to the increase in royalty income from this well was $198,943 received as a result of the Company compromising with the State of Louisiana by signing a revenue sharing agreement with respect to the right to receive royalties attributable to a sixteen acre tract included in the No. 47-1 well's unit. The issue involved was whether the tract may have been subject to some erosion along the bank line. As a result of the compromise, the Company's net revenue interest in the unit increased from 12.41% to 12.93% and royalties from the disputed acreage, which were being held since inception of the well's production, were released to the Company.
     The Meridian C.M. Thibodaux No. 1 & No. 3 wells (in which the Company has a net revenue interest of approximately 2.71%) were responsible for $1,239,893 in net royalty income in 2003, an increase from $738,008 in 2002. This was a result of higher total production from both wells combined with higher average natural gas prices. Although the production increase from the C.M. Thibodaux No. 3 well was minimal production from the C.M. Thibodaux No. 1 well increased approximately 47%. The No. 1 well, which was off production from mid December 2002, returned to production in July 2003 after being successfully recompleted in the higher Operc 3 sand.
     The Meridian State Lease No. 16049 well (in which the Company has a net revenue interest of approximately 2.71%) went on production in February 2002. This well was responsible for $576,004 in net royalty income in 2003, an increase from $507,447 in 2002. The significant increase in the sales price of natural gas compensated for the well's decline in production, down 21% from 2002.
     The financial contribution of the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1 well continues to decline. In 2003, the Avoca No. 1 well (in which the Company has a net revenue interest of approximately 19%) was responsible for only $39,875 or approximately 1% of the Company's net royalty income, down from 2% in 2002 and 3% in 2001.
     All five of the Company's principal producing wells are located in the Ramos Field across Bayou Chene just north of the eastern end of Avoca Island. Production from the four Meridian wells was responsible for 99% and 98% of the Company's royalty income for 2003 and 2002 respectively.
     Income from lease bonuses and delay rentals decreased from $540,038 in 2002 to $40,617 in 2003 or approximately 92%. Two oil gas and mineral leases, which generated $540,038 in lease bonuses and delay rental income in 2002, lapsed due to non-payment of delay rentals. During 2003 the Company granted one new lease that generated $40,617 in lease bonus income. The lease with McRae Exploration & Production, Inc. covers 135.39 acres, which was Avoca's participation in the Burlington Resources Oil & Gas Company's Conrad Industries No. 1 well unit located in the Wyandotte Field opposite the northern part of Avoca Island. The well produced for four months in 2000 before it was plugged and abandoned. McRae has advised the Company that it has plans to redrill this well.
     Interest income on investments declined $30,642 or approximately 31% due to lower interest rates.
     Rental income decreased $22,199 or approximately 48% primarily as a result of the early termination and rental refund in the second quarter of 2003 on a mooring lease originally executed in the second quarter of 2002.
     Overall expenses for 2003 were $101,699 or approximately 33% higher in 2003 than in 2002. The $48,422 increase in attorney fees and expenses was primarily attributable to new disclosure and certification requirements imposed on public companies by Congress and the Securities and Exchange Commission and fees associated with litigation to evict a former lessee from a small parcel of land located on the northeast part of the island. The defendant and members of his family have asserted ownership claims to this small parcel. Insurance expense increased $7,791 or approximately 19% due to changes in the Company's insurance coverage and an increase in premium costs. Office and

                                                          Continued on next page

                                                             Page 34 of 43 Pages

Management's Discussion and
Analysis of Financial Condition and
Results of Operations (Continued)

miscellaneous expenses increased $36,546 due to new investment management fees, the timing of certain miscellaneous expenses and increases in office expenses and depreciation. Surface management expenses increased by $12,292 due to additional surface maintenance costs. These increases were partially offset by reductions in audit fees and management fees and a reduction in the need for geological and engineering services.
     In comparison with 2002, income tax expense increased $401,538 as a result of an increase in taxable income. Net income was $3.18 per share in 2003 as compared to $1.96 per share in 2002. In line with the Company's increased income, dividends increased from $1.75 per share in 2002 to $2.85 per share in 2003. Future dividends will be largely dependent on the amount of oil and gas related income received. Further information regarding the Company's financial condition and results of operations is contained in the President's message on page 4.

Stock Prices And Related
Security Holder Matters

As of January 7, 2004, there were approximately 649 holders of record of the Company's stock, which is traded in the over-the-counter market.
     The following table shows the range of high and low bid quotations for the Company's stock for each quarterly period during the last two years, as quoted by the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not reflect actual transactions. The table also shows the amount and frequency of cash dividends declared by the Company during the same period.

Period                        High           Low          Declared      Record Date      Date Paid      Amount

2003
  First Quarter              $21.00         $18.50
  Second Quarter              20.00          17.60
  Third Quarter               21.00          18.80
  Fourth Quarter              20.00          19.51        12-18-03       1-7-04           1-22-04        $2.85

2002
  First Quarter              $24.50         $22.20
  Second Quarter              25.10          19.25
  Third Quarter               20.95          17.00
  Fourth Quarter              19.00          16.01        12-11-02       1-7-03           1-22-03        $1.75

Transfer Agent

American Stock Transfer       Shareholder address changes or questions about
& Trust Company               stock certificates or dividend payments should be
59 Maiden Lane                directed to the transfer agent at:
New York, NY 10038            (800) 937-5449
www.amstock.com               (718) 921-8200
                                 (shareholders residing outside the U.S.)
                              E-mail:  info@amstock.com


AVOCA
INCORPORATED
The Company will furnish without charge a copy of its 2003 Annual Report on Form 10-KSB to be filed with the Securities and Exchange Commission, including the financial statements and financial statement schedules thereto, to any record or beneficial owner of its Common Stock as of February 6, 2004. Requests for the report must be in writing addressed to Avoca, Incorporated, 228 St. Charles Avenue, Suite 838, New Orleans, Louisiana 70130, Attention: M. Cleland Powell,
III. If made by a person who was not a shareholder of record on February 6, 2004, the request must include a good faith representation that such person was a beneficial owner of Common Stock on that date.


AVOCA INCORPORATED CORPORATE OFFICE - 228 St. Charles Avenue, Suite 838, New Orleans, LA 70130; (504) 552-4720

                                                             Page 35 of 43 Pages

                       [Map of Avoca Island appears here,
                    showing property of Avoca, Incorporated,
                       mineral leases and well locations]



                                                             Page 36 of 43 Pages

MINERAL INCOME

Year ended December 31, 2003                                                                                     Income Recognized
                                                                                                                      in 2003
                                                                                                                 Lease
                                                                                                                 Bonus
                                                                                                        Initial   or
                                                                                                        Payment  Delay      Net
Lessee/Operator                                                                                         Per Acre Rental    Royalties
------------------------------------------------------------------------------------------------------------------------------------
Texaco, Inc. (Enervest Operating L.L.C.)        5/17/63       41.9000        Termination of production    $ 75  $   --  $      142

Alliance Operating Company
(Delta Operating Corporation)                   8/14/87       276.7330       Termination of production    $200      --      39,875*

The Meridian Resource & Exploration Company     5/27/98       216.5785       Termination of production    $200      --   4,037,478*
(The Meridian Resource & Exploration LLC)

The Meridian Resource & Exploration Company     11/18/99      15.9530        Termination of production    $300      --          --*
(The Meridian Resource & Exploration LLC)

McRae Exploration & Production, Inc.            5/28/03       135.3900       Termination of production    $300  40,617          --
                                                                             or 5/28/06 if nonproducing

Burlington Resources Oil & Gas Company          8/12/96       7.9140         Expired with termination               --       3,691**
                                                12/12/97      127.4760       of production
                                                                                                                ------- ------------
                                                                                                                $40,617 $4,081,186
                                                                                                                ======= ============


*All royalties received from the Meridian Resource & Exploration, LLC are included under the May 27, 1998 lease as separate remittances are not received for the individual leases.
**Miscellaneous net royalties attributable to prior year's production adjustments.

                                                             Page 37 of 43 Pages

                                   EXHIBIT 14

                                 CODE OF ETHICS



                                 CODE OF ETHICS
--------------------------------------------------------------------------------

Avoca, Incorporated (the "Company") will conduct its business honestly, ethically and in compliance with all applicable federal, state and local laws, rules and regulations. We will constantly improve the quality of our operations and will maintain a reputation for honesty, fairness, respect, responsibility, integrity, trust and sound business judgment. No illegal or unethical conduct on the part of directors, officers, managers, affiliates or those contracted to act on behalf of the Company ("Contractees") is in the Company's best interest. The Company will not compromise its principles for short-term advantage. The ethical performance of the Company is the sum of the ethics of the men and women who work here. Thus, we are all expected to adhere to high standards of personal integrity.

Directors, officers, managers and Contractees of the Company must never permit their personal interests to conflict, or even appear to conflict, with the interests of the Company, its clients or affiliates. Directors, officers, managers and Contractees must be particularly careful to avoid representing the Company in any transaction with others with whom there is any outside business affiliation or relationship. Directors, officers, managers and Contractees shall avoid using their Company contacts to advance their private business or personal interests at the expense of the Company, its clients or affiliates.

No bribes, kickbacks or other similar remuneration or consideration shall be given to any person or organization in order to attract or influence business activity. Directors, officers, managers and Contractees shall avoid gifts, gratuities, fees, bonuses or excessive entertainment, in order to attract or influence business activity.

Directors, officers, managers and Contractees of the Company will often come into contact with, or have possession of, proprietary, confidential or business-sensitive information and must take all appropriate steps to assure that the confidentiality of such information is maintained. This information B whether it belongs to our Company or any of our clients or affiliates B may include strategic business plans, operating results, marketing strategies, customer lists, personnel records, upcoming acquisitions and divestitures, new investments, or manufacturing costs, processes and methods. Proprietary, confidential and sensitive business information about our Company, other companies, individuals and entities must be treated with sensitivity and discretion and only be disseminated on a need-to-know basis.

Any misuse of material inside information in connection with trading in the Company's securities can expose an individual to civil liability and penalties under the Securities Exchange Act (the "Act"). Under the Act, managers, officers and Contractees in possession of material information not available to the public are "insiders." Spouses, friends, suppliers, brokers and others outside the

                                                             Page 38 of 43 Pages

Company who may have acquired such information directly or indirectly from a director, officer, Contractees are also "insiders." The Act prohibits insiders from trading in, or recommending the sale or purchase of, the Company's securities, while such inside information is regarded as "material," or if it is important enough to influence you or any other person in the purchase or sale of securities of any company with which we do business, which could be affected by the inside information. The following guidelines should be followed in dealing with inside information:

     o Until material information has been publicly released by the Company and the public has had sufficient time to absorb the information, a director, officer or employee must not disclose it to anyone except those whose positions require use of that information.

     o Directors, officers, managers and Contractees must not buy or sell the Company's securities when they have knowledge of material information concerning the Company until it has been disclosed to the public and the public has had sufficient time to absorb the information.

     o Directors, officers, managers and Contractees shall not buy or sell securities of another corporation, the value of which is likely to be affected by an action by the Company of which the employee is aware and which has not been publicly disclosed.

Directors, officers, managers and Contractees will seek to report all information accurately and honestly, and as otherwise required by applicable reporting requirements.

Directors, officers, managers and Contractees will obey all applicable Equal Employment Opportunity laws and act with respect and responsibility towards others in all of their dealings on behalf of the Company.

Directors, officers, managers and Contractees agree to promptly disclose any unethical, dishonest, fraudulent and illegal behavior, or any violation of company policies and procedures, directly to the Company's chief executive and financial officer(s).

Violation of this Code of Ethics can result in discipline, including possible termination. The degree of discipline imposed may be influenced by the existence of voluntary disclosure of any ethical violation whether or not the violator cooperated in any subsequent investigation.

If you ever have any doubt about whether your conduct or that of another meets the Company's ethical standards or compromises the Company's reputation, please discuss it with the President (Chief Executive Officer).

    Code of Ethics for Chief Executive officer and Senior Financial Officers

The Company has a Code of Ethics applicable to all directors, officers and Contractees of the Company. The Chief Executive Officer (CEO) and all senior financial officers, including the Chief Financial Officer (CFO) and principal accounting officer, are bound by the provisions set forth therein relating to ethical conduct, conflicts of interest and compliance with law. In addition to the Code of Ethics, the CEO and senior financial officers are subject to the following additional specific policies:


                                                             Page 39 of 43 Pages

         1. The CEO and all senior financial officers are responsible for full, fair, accurate, timely and understandable disclosure in the proxy statements, annual reports to shareholders and periodic reports required to be filed by the Company with the Securities and Exchange Commission (SEC). Accordingly, it is the responsibility of the CEO and each senior financial officer promptly to bring to the attention of the Disclosure Committee any material information of which he or she may become aware that affects the disclosures made by the Company in such statements and reports or otherwise assist the Disclosure Committee in fulfilling its responsibilities as specified in the Company's financial disclosure, controls and procedures, including its internal financial controls ("Controls").

         2. The CEO and each senior financial officer shall promptly bring to the attention of the Disclosure Committee any information he or she may have concerning (a) significant deficiencies in the Controls which could adversely affect the Company's ability to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other Contractees who have a significant role in the Company's Controls.

         3. The CEO and each senior financial officer shall promptly bring to the attention of the counsel for the Company or the CEO any information he or she may have concerning any violation of the Company's Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any director, management or other Contractees who have a significant role in the Company's financial reporting, disclosures or internal controls.

         4. The CEO and each senior financial officer shall promptly bring to the attention of the counsel for the Company or the CEO any information he or she may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to the Company and the operation of its business, by the Company or any agent thereof, or of violation of the Code of Ethics or of these additional procedures.

         5. The Board of Directors shall determine, or designate appropriate persons to determine, appropriate actions to be taken in the event of violations of the Code of Ethics or of these additional procedures by the CEO and the Company's senior financial officers. Such actions shall be reasonably designed to deter wrongdoing and to promote accountability for adherence to the Code of Ethics and to these additional procedures, and shall include written notices to the individual involved that the Board has determined that there has been a violation, censure by the Board, demotion or re-assignment of the individual involved, suspension with or without pay or benefits (as determined by the Board) and termination of the individual's employment. In determining what action is appropriate in a particular case, the Board of Directors or such designee shall take into account all relevant information, including the nature and severity of the violation, whether the violation was a single occurrence or repeated occurrences, whether the violation appears to have been intentional or inadvertent, whether the individual in question had been advised prior to the violation

                                                             Page 40 of 43 Pages
                  as to the proper course of action and whether or not the individual in question had committed other violations in the past.




                                                             Page 41 of 43 Pages

                                   EXHIBIT 31

                                  CERTIFICATION
                  Pursuant to Rule 13a-14(a) or Rule 15d-14(a)


      I, Robert C. Baird, Jr., certify that:

      1. I have reviewed this annual report on Form 10-KSB of Avoca, Incorporated (the "Company");

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the Company and have:

      a) Designed such disclosure controls and procedures, or caused such design controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, is made known to me by others within the Company, particularly during the period in which this report is being prepared;

      b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date  March 19, 2004
    ------------------
                                                 /s/ Robert C. Baird, Jr.
                                                 -------------------------------
                                                 Robert C. Baird, Jr.
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                             Page 42 of 43 Pages

                                   EXHIBIT 32

                                  CERTIFICATION
                       Pursuant to 18 U.S.C. Section 1350


         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Avoca, Incorporated (the "Company") certifies that the annual report on Form 10-KSB of the Company for the fiscal year ended December 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in that Form 10-KSB fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date  March 19, 2004
    ------------------

                                                 /s/ Robert C. Baird, Jr.
                                                 -------------------------------
                                                 Robert C. Baird, Jr.
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                            Page 43 of 43 Pages