Form 10QSB
period 2004-03-31
AVOCA INC
filed 2004-05-12
CIK 316537

[MILLING BENSON WOODWARD L.L.P. LETTERHEAD]


                                  May 12, 2004


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Via Edgar Electronic Filing System


Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-QSB for the period ended March 31, 2004.

         This filing is being effected by direct transmission to the Commission's EDGAR system.

                                                      Sincerely,


                                                     /s/ Charles A. Snyder


CAS/kj319283

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
                               ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                         to
                              -------------------------  -----------------------

Commission file number 0-9219

                               AVOCA, INCORPORATED
        -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        -----------------------------------------------------------------
                                    Louisiana


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
Yes   X   No
   ------   ------

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS
         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes     No
                                                                  -----  -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
830,500 shares on May 1, 2004
-------------------------------

Transitional Small Business Disclosure Format (check one);  Yes        No   X
                                                                -----     -----

                               AVOCA, INCORPORATED

                                    I N D E X





                                    Page No.

Part I.           Financial Information (Unaudited)
                  ---------------------
                  Condensed Balance Sheet - March 31, 2004             4

                  Condensed Statements of Income
                           Three Months Ended March 31, 2004
                           and 2003                                    5

                  Condensed Statements of Cash Flows
                           Three Months Ended March 31, 2004
                           and 2003                                    6

                  Notes to Condensed Financial Statements              7

                  Management's Discussion and Analysis or
                  Plan of Operation                                    8-11

                  Controls and Procedures                              11

Part II.          Other Information
                  -----------------
                  Legal Proceedings                                    12
                  Submission of Matters to a Vote of
                  Security Holders                                     12

                  Exhibits and Reports on Form 8-K                     12-13

                  Signature                                            14

                  Certifications                                       15-16

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                                 March 31, 2004



Assets
Current assets:
     Cash and cash equivalents                                                                         $ 1,224,974
     Short-term investments                                                                              1,056,430
     Accounts receivable                                                                                   406,909
     Accrued interest receivable                                                                            18,981
     Prepaid expenses                                                                                       29,709
                                                                                                       -----------
Total current assets                                                                                     2,737,003

Property and equipment, less accumulated depreciation and depletion                                         74,550

Other assets:
     Long-term investments                                                                               1,612,524
     Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                             1
                                                                                                       -----------
                                                                                                       $ 4,424,078
                                                                                                       ===========


Liabilities and shareholders' equity
Current liabilities:
     Accounts payable and accrued expenses                                                                $ 15,637
     Income taxes payable                                                                                  345,892
                                                                                                       -----------
Total current liabilities                                                                                  361,529

Deferred income taxes                                                                                       14,508

Shareholders' equity:
     Common stock, no par value -- authorized, issued and outstanding
          830,500 shares                                                                                    94,483
     Retained earnings                                                                                   3,953,558
                                                                                                       -----------
Total shareholders' equity                                                                               4,048,041
                                                                                                       -----------
                                                                                                       $ 4,424,078
                                                                                                       ===========


See accompanying notes

                               Avoca, Incorporated

                   Condensed Statements of Income (Unaudited)

                                                     Three months ended
                                                           March 31
                                                    2004               2003
                                               -----------          ---------
Revenue:
   Royalties                                   $ 1,285,478          $ 963,348
   Less severance taxes                             47,787             20,939
                                               -----------          ---------
                                                 1,237,691            942,409

   Interest income                                  14,920             15,453
   Rental and miscellaneous income                       -                  2
                                               -----------          ---------
                                                 1,252,611            957,864

Expenses:
   Legal and accounting services                    24,809             36,364
   Consultant fees                                  39,050             30,250
   Geological and engineering fees                   4,566              7,120
   Insurance                                        12,985             11,534
   Miscellaneous expenses                           50,360             40,839
                                               -----------          ---------
                                                   131,770            126,107
                                               -----------          ---------

Income before income taxes                       1,120,841            831,757

Income taxes                                       350,333            256,101
                                               -----------          ---------

Net income                                       $ 770,508          $ 575,656
                                               ===========          =========

Earnings per share                                  $ 0.93             $ 0.69
    (basic and diluted)                            =======             ======


See accompanying notes

                               Avoca, Incorporated

                 Condensed Statements of Cash Flows (Unaudited)


                                                                                                Three months ended
                                                                                                      March 31
                                                                                              2004                 2003
                                                                                ------------------------------------------
Operating activities
Net income                                                                               $   770,508          $   575,656
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:

     Depreciation expense                                                                      2,029                2,285
     Deferred taxes                                                                             (433)                (433)
     Increase in investments due to amortization of premium                                   19,427
     Changes in operating assets and liabilities:
         Operating assets                                                                    (98,039)            (201,397)
         Operating liabilities                                                               351,459              256,903
                                                                                --------------------   -------------------
Net cash provided by operating activities                                                  1,044,951              633,014

Investing activities
     Purchase of investments                                                               (250,000)          (1,117,856)
     Maturity of investments                                                              1,907,758            1,705,084
                                                                                --------------------   -------------------
Net cash provided by investing activities                                                 1,657,758              587,228

Financing activities
Dividends paid                                                                           (2,366,925)          (1,453,375)
                                                                                --------------------   -------------------
Net cash used in financing activities                                                    (2,366,925)          (1,453,375)

Increase (decrease) in cash and cash equivalents                                            335,784             (233,133)

Cash and cash equivalents at beginning of period                                            889,190            1,182,312
                                                                                --------------------   -------------------

Cash and cash equivalents at end of period                                             $  1,224,974          $   949,179
                                                                                ====================   ===================


See accompanying notes

                               Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                        Three months ended March 31, 2004



1.  Basis of Accounting

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 2003.

         The Company considers its United States Government securities held with a maturity of three months or less when purchased to be cash equivalents.

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

         Avoca Incorporated is a passive company which owns and manages approximately 16,000 acres comprising virtually all of Avoca Island southeast of Morgan City, Louisiana under which hydrocarbons are located. The hydrocarbons are developed in accordance with the custom in the oil and gas industry in Louisiana, in which development is conducted by the mineral lessee including the assumption of the risks and uncertainties usually associated with the production and marketing of hydrocarbons.
         The unaudited condensed statements of income show that net income for the first quarter of 2004 as compared with the first quarter of 2003 increased from $575,656 to $770,508, or approximately 34%; the result of an increase in royalty income.
         Revenues from royalties net of severance taxes increased from $942,409 to $1,237,691 or approximately 31%, primarily due to the full quarter of production in 2004 from the Meridian Resource & Exploration L.L.C.'s C.M. Thibodaux No. 1 well, which was off production the first quarter of 2003. Revenue from natural gas, which contributed 82% of net royalty income for the first quarter of 2004, benefited from a 6% increase in the average sales price of natural gas. Revenue from plant product (natural gas liquids), which was negligible for the first quarter of 2003, contributed 10% of net royalty income for the first quarter of 2004.
         The Meridian Avoca No. 47-1 well was responsible for 48% of the Company's royalty income net of severance taxes for the first quarter of 2004, and has been the Company's largest royalty producer since it went on production December 2000. Royalties from the well for the first quarter of 2004 as compared to the first quarter of 2003 increased from $545,593 to

$589,516. The Company's net revenue interest in the No. 47-1 well's unit increased from 12.41% to 12.93% as a result of the Company signing a revenue sharing agreement with the State of Louisiana in 2003. The increased net revenue interest combined with the previously discussed increases in the average sales price of gas and plant product revenue more than offset the well's decline in production for the first quarter of 2004, down 7% from the comparable period in 2003.
         Royalties from the Meridian C. M. Thibodaux No. 1 & No. 3 wells (in which the Company has a net revenue interest of approximately 2.71%) contributed approximately 43% of the Company's net royalty income for the first quarter of 2004, increasing from $208,965 to $539,589. As previously discussed, the No. 1 well, which was off production from mid December 2002, returned to production in July 2003 after being successfully recompleted in the higher Operc 3 sand. Natural gas production from the C.M. Thibodaux No. 3 well increased a modest 3% for the first quarter of 2004 as compared to the first quarter of 2003.
         Royalties from the Meridian State Lease No. 16049 well (in which the Company has a net revenue interest of approximately 2.71%), decreased from $173,408 to $100,572 due to a decline in production of approximately 53% as compared to the first quarter of 2003. The well produces from a sand seen in the C.M. Thibodaux No. 1 well and already unitized as the Operc 5 RA SUA Unit. All four Meridian wells are located in the Ramos Field, across Bayou Chene just north of the eastern end of Avoca Island.
         Royalty income from the Delta Operating Corporation (formerly Alliance Operating Company) Avoca No. 1well, also located in the Ramos Field, was $7,900 for the first quarter of 2004 as compared to $10,745 for the first quarter of 2003. Production from the well, in which the Company has a net revenue interest of approximately 19.46%, declined 38% for the first quarter of 2004 as compared to the first quarter of 2003.
         Interest income from investments declined $533 or approximately 3% because of lower interest rates.
          As compared with the first quarter of 2003, total expenses increased $5,663 or approximately 4%. Consultant fees increased $8,800 due to a fee paid to an independent real estate consultant and increased bonuses paid to the Company's general and surface managers. Miscellaneous expenses increased $9,521 primarily due to additional surface maintenance costs and fees paid to directors in the first quarter of 2004 for additional committee meetings. Insurance expense increased $1,451 due to changes in the Company's insurance coverage and an increase in premium costs. Offsetting these increases was a $13,590 decrease in attorney's fees (included in legal and accounting services) due primarily to a decline in fees associated with the litigation described under Item 3 of this report. The $ 2,554 decrease in geological and engineering services was a result of a decreased need for these services.
         The change in income tax expense for the three months ended March 31, 2004 resulted from an increase in taxable income for the first quarter of 2004 as compared to the first quarter of 2003.
         The Company's continued liquidity is evidenced by the fact that approximately 71% of its assets, as measured by book value, are cash, cash equivalents and U.S. Government agency securities and represents the equivalent of multiple years of anticipated operating expenses.
         In addition to interest income and the leasing of hunting rights, the Company customarily derives essentially all of its other income from bonuses, delay rentals and royalties under oil, gas and mineral leases of its Avoca Island acreage. The Company's business is passive and all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees.

Item 3 - Controls and Procedures

         Robert C. Baird, Jr., the Company's principal executive and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, he has concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

         There were no material developments during the period covered by this Report in either of the previously-reported legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on March 16, 2004. Management's proposal to fix at five the number of directors to be elected for the ensuing year was approved by the following vote:

                For    Against    Abstain     Broker Nonvotes
                ---    -------    -------     ---------------
              667,506   19,666      141             --

Messrs. Baird, Boudreaux, Laborde, Powell and Tucker were elected directors for the ensuing year by the following vote:
                                                 Withhold
                                  For              Vote        Broker Nonvotes
                                  ---           -----------    ---------------

     Robert C. Baird, Jr.       650,517           36,796             --
     Bernard E. Boudreaux, Jr.  664,116           23,197             --
     John P. (Jack) Laborde     683,822            3,491             --
     M. Cleland Powell, III     650,542           36,771             --
     J. Scott Tucker            670,193           17,120             --

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

           32 Certification by the Company's Principal Executive Officer or Principal Financial Officer pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------------------------------
1 Incorporated by reference from registrant's Form 10 Registration Statement, filed with the Securities and Exchange Commission on April 29, 1980, Commission file number 0-9219.

2 Incorporated by reference from registrant's Form 8 Report dated August 14, 1987, Commission file number 0-9219.


         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES
                                   ----------
         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AVOCA, INCORPORATED
                                        ----------------------------------------
                                                     Registrant

     May 12       , 2004               /s/ Robert C. Baird, Jr.
------------------                     -----------------------------------------
                                       Robert C. Baird, Jr.
                                       President and Principal Financial Officer

                                   EXHIBIT 31

                                  CERTIFICATION
                  Pursuant to Rule 13a-14(a) or Rule 15d-14(a)


      I, Robert C. Baird, Jr., certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Avoca, Incorporated (the "Company");

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

      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

      a) Designed such disclosure controls and procedures, or caused such controls and procedures to be designed under my supervision, to ensure that material information relating to the Company is made known to me by others within the Company, particularly during the period in which this report is being prepared;

      b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date  May 12, 2004
      ----------------------

                                                /s/ Robert C. Baird, Jr.
                                                --------------------------------
                                                Robert C. Baird, Jr.
                                                Principal Executive Officer and
                                                Principal Financial Officer

                                   EXHIBIT 32

                                  CERTIFICATION
                       Pursuant to 18 U.S.C. Section 1350


         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Avoca, Incorporated (the "Company") certifies that the quarterly report on Form 10-QSB of the Company for the quarter ended March 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in that Form 10-QSB fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date  May 12, 2004
      ---------------------


                                                /s/ Robert C. Baird, Jr.
                                                --------------------------------
                                                Robert C. Baird, Jr.
                                                Principal Executive Officer and
                                                Principal Financial Officer