Form 10QSB
period 2004-06-30
AVOCA INC
filed 2004-08-13
CIK 316537

[MILLING BENSON WOODWARD L.L.P. LETTERHEAD]


                                August 13, 2004



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Via Edgar Electronic Filing System


Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-QSB for the period ended June 30, 2004.

         This filing is being effected by direct transmission to the Commission's EDGAR system.

                                                     Sincerely,


                                                     /s/ Charles A. Snyder


CAS/kj323804

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                         to
                               ------------------------  -----------------------

Commission file number: 0-9219

                               AVOCA, INCORPORATED
                               -------------------
        (Exact name of small business issuer as specified in its charter)

                                    Louisiana
                                    ---------
         (State or other jurisdiction of incorporation or organization)

                                   72-0590868
                                   ----------
                      (I.R.S. Employer Identification No.)

         228 St. Charles Avenue, Suite 838, New Orleans, Louisiana 70130
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (504) 552-4720
                                 --------------
                           (Issuer's telephone number)

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
Yes   X    No
    -----    -----

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS
         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes      No
                                                                  -----   -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 830,500 shares on August 1, 2004

Transitional Small Business Disclosure Format (check one);  Yes        No   X
                                                                ------    -----

                               AVOCA, INCORPORATED
                               -------------------

                                    I N D E X
                                    ---------





                                                                        Page No.
                                                                        --------

Part I.           Financial Information (Unaudited)

                  Condensed Balance Sheet - June 30, 2004                  4

                  Condensed Statements of Income
                           Three Months Ended June 30, 2004
                           and 2003 and Six Months Ended
                           June 30, 2004 and 2003                          5

                  Condensed Statements of Cash Flows
                           Six Months Ended June 30, 2004
                           and 2003                                        6

                  Notes to Condensed Financial Statements                  7

                  Management's Discussion and Analysis or
                  Plan of Operation                                       8-12

                  Controls and Procedures                                  12

Part II.          Other Information

                  Legal Proceedings                                        13

                  Exhibits and Reports on Form 8-K                       13-14

                  Signature                                                14

                  Certifications                                         15-16

                               AVOCA, INCORPORATED

                         PART I - FINANCIAL INFORMATION

                           Item 1 Financial Statements

                               Avoca, Incorporated

                       Condensed Balance Sheet (Unaudited)

                                  June 30, 2004



Assets

Current assets:
  Cash and cash equivalents                                          $ 1,518,567
  Short-term investments                                               1,205,902
  Accounts receivable                                                    443,000
  Accrued interest receivable                                             23,851
  Prepaid expenses                                                        54,499
                                                                     -----------
Total current assets                                                   3,245,819

Property and equipment, less accumulated depreciation
  and depletion                                                           72,522

Other assets:
  Long-term investments                                                1,630,461
  Avoca Drainage Bonds, $415,000, in default --
    at nominal amount                                                          1
                                                                     -----------
                                                                     $ 4,948,803
                                                                     ===========

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses                              $    22,012
  Income taxes payable                                                    30,669
                                                                     -----------
Total current liabilities                                                 52,681

Deferred income taxes                                                     14,076

Shareholders' equity:
  Common stock, no par value -- authorized, issued and
    outstanding 830,500 shares                                            94,483
  Retained earnings                                                    4,787,563
Total shareholders' equity                                           -----------
                                                                       4,882,046
                                                                     -----------
                                                                     $ 4,948,803
                                                                     ===========

See accompanying notes

                                                    Avoca, Incorporated

                              Condensed Statements of Income (Unaudited)


                                                      Three months ended           Six months ended
                                                            June 30                     June 30
                                                       2004          2003          2004          2003
                                                    ----------    ----------    ----------    ----------
Revenue:
 Royalties                                          $1,269,568    $  962,858    $2,555,046    $1,926,206
 Less severance taxes                                   49,027        17,410        96,814        38,349
                                                    ----------    ----------    ----------    ----------
                                                     1,220,541       945,448     2,458,232     1,887,857

 Lease bonuses                                               -        40,617             -        40,617
 Interest income                                        17,008        17,228        31,928        32,681
 Rental and miscellaneous income                        44,672        16,614        44,672        16,616
                                                    ----------    ----------    ----------    ----------
                                                     1,282,221     1,019,907     2,534,832     1,977,771

Expenses:
 Legal and accounting services                          28,243        63,714        53,052       100,078
 Consultant fees                                         9,500        13,050        48,550        43,300
 Geological and engineering fees                           128         4,565         4,694        11,685
 Insurance                                              12,828        12,697        25,813        24,231
 Miscellaneous expenses                                 21,172        31,439        71,532        72,278
                                                    ----------    ----------    ----------    ----------
                                                        71,871       125,465       203,641       251,572
                                                    ----------    ----------    ----------    ----------

Income before income taxes                           1,210,350       894,442     2,331,191     1,726,199

Income taxes                                           376,345       275,759       726,678       531,860
                                                    ----------    ----------    ----------    ----------

Net income                                          $  834,005    $  618,683    $1,604,513    $1,194,339
                                                    ==========    ==========    ==========    ==========



Earnings per share                                  $     1.00    $     0.75    $     1.93    $     1.44
   (basic and diluted)                              ==========    ==========    ==========    ==========




See accompanying notes

                                                   Avoca, Incorporated

                                     Condensed Statements of Cash Flows (Unaudited)



                                                                                                            Six months ending
                                                                                                                 June 30
                                                                                                        2004                 2003
                                                                                                    --------------------------------
Operating activities
Net income                                                                                          $ 1,604,513         $ 1,194,339
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation expense                                                                                 4,057               4,570
     Deferred taxes                                                                                        (865)               (865)
     Decrease in investments due to amortization of premium                                              21,553
     Changes in operating assets and liabilities:
         Operating assets                                                                              (163,790)           (104,717)
         Operating liabilities                                                                           42,611                 681
                                                                                                    -----------         -----------
Net cash provided by operating activities                                                             1,508,079           1,094,008

Investing activities
     Purchase of investments                                                                           (823,493)         (2,608,652)
     Maturity of investments                                                                          2,311,716           1,855,084
                                                                                                    -----------         -----------
Net cash provided by (used in) investing activities                                                   1,488,223            (753,568)

Financing activities
Dividends paid                                                                                       (2,366,925)         (1,453,375)
                                                                                                    -----------         -----------
Net cash used in financing activities                                                                (2,366,925)         (1,453,375)

Increase (decrease) in cash and cash equivalents                                                        629,377          (1,112,935)

Cash and cash equivalents at beginning of period                                                        889,190           1,182,312
                                                                                                    -----------         -----------

Cash and cash equivalents at end of period                                                          $ 1,518,567         $    69,377
                                                                                                   ============         ===========









See accompanying notes

                              Avoca, Incorporated

               Notes to Condensed Financial Statements (Unaudited)

                         Six months ended June 30, 2004



1.  Basis of Accounting

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 2003.

         The Company considers its United States Government securities held with a maturity of three months or less when purchased to be cash equivalents.

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

         Avoca Incorporated is a passive company which owns and manages approximately 16,000 acres comprising virtually all of Avoca Island southeast of Morgan City, Louisiana under which hydrocarbons are located. The hydrocarbons are developed in accordance with the custom in the oil and gas industry in Louisiana, in which development is conducted by the mineral lessee including the assumption of the risks and uncertainties usually associated with the production and marketing of hydrocarbons.
         The unaudited condensed statements of income show that net income for the second quarter of 2004 as compared with the second quarter of 2003 increased from $618,683 to $834,005, or approximately 35%, because of a significant increase in royalty income aided by a substantial decrease in expenses which more than offset decreases in other income items.
         Revenues from royalties net of severance taxes increased from $945,448 to $1,220,541 or approximately 29% as a result of an overall 65% increase in natural gas production, primarily due to the full quarter of production in 2004 from the Meridian Resource & Exploration L.L.C.'s C.M. Thibodaux No. 1 well, which was off production the comparable period of 2003. The overall increase in natural gas production more than offset a 26% decrease in the average sales price of natural gas. Also contributing to the increased net royalty income was a 7% increase in condensate production coupled with a 22% increase in its average price. For the second quarter of 2004, net royalties from natural gas accounted for approximately 81% of the total net royalty revenue and condensate accounted for 10% as compared to 89% and 11% respectively for the second quarter of 2003. Revenue from plant product (natural gas liquids), which was nonexistent for the second quarter of 2003, contributed 10% of net royalty income for the second quarter of 2004. All producing wells are located in the Ramos Field, across Bayou Chene just north of the eastern end of Avoca Island. The following table provides production information on the principal producing wells for the second quarters of 2004 and 2003.

                                                                                                    Increase
                                                                             Royalty Income        (Decrease)
                                                        Net Revenue      Net of Severance Taxes   in Natural Gas
       Operator/Well                                     Interest           2004          2003      Production
       ----------------------------------------------------------------------------------------------------------

       The Meridian Resources & Exploration Company:
           No. 47-1                (1)(2)                 12.93%        $ 567,432      $ 467,817       54 %
           C.M. Thibodaux No. 1    (3)                     2.71%        $ 293,082      $      --      100 %
           C.M. Thibodaux No. 3                            2.71%        $ 265,748      $ 273,331        6 %
           State Lease No. 16049                           2.71%        $  85,666      $ 183,826    (  56 %)
       Delta Operating Corporation:
           Avoca No. 1                                    19.46%        $   8,245      $  20,447    (  37 %)

       (1) off production due to mechanical difficulties from April 11 to May 18, 2003
       (2) the net revenue interest increased from 12.41% to 12.93% as a result of the Company signing a revenue sharing agreement with the State of Louisiana in 2003.
       (3) off production from December 2002 - July 19, 2003

         There were no new leases granted in the second quarter of 2004 compared to one lease granted the second quarter of 2003 that generated $40,617 in lease bonus income. The 2003 lease, with McRae Exploration & Production, Inc., covers
135.39 acres which was Avoca's participation in the Burlington Resources Oil & Gas Company's Conrad Industries No. 1 well unit located in the Wyandotte Field opposite the northern part of Avoca Island. The Burlington well had produced for four months in 2000 before it was plugged and abandoned. McRae re-drilled the well (renamed Marine Shale #1 because of a different bottom hole location) and its objective Discorbis 4 Sand at 17,275 feet tested wet on July 16. The operator pulled up the hole to the second objective Cristellaria A Sand and perforated between 17,012 and 17,029 feet. The well was tested and it had no flow of gas. The operator has advised us that based on the unsuccessful tests they plan to plug and abandon the well.
         Interest income on investments remained virtually unchanged from the like period of 2003.
         Rental and miscellaneous income increased $28,058 primarily as a result of the execution of a new mooring lease in the second quarter of 2004.
         As compared with the second quarter of 2003, total expenses decreased $53,594 or approximately 43%. Attorney's fees and expenses (included in legal and accounting services) decreased $39,168 due to a reduced level of activity in the pending litigation against the Company. Miscellaneous expenses decreased $10,267 primarily due to reduced surface management expenses and geological and engineering fees decreased $4,437 due to a reduced need for these services.
         The change in income tax expense for the three months ended June 30, 2004 resulted from an increase in taxable income for the second quarter of 2004 as compared to the second quarter of 2003.
         Total revenue for the six months ended June 30, 2004 increased $557,061 or approximately 28%, due to a significant increase in royalty income.
         For the six-month period, royalties net of severance taxes increased to $2,458,232 or approximately 30% higher than the corresponding period of 2003 due primarily to a full six months of production in 2004 from the C.M. Thibodaux No 1 well (which was off production during the comparable period of 2003), which more than offset the 10% decrease in the average sales price of natural gas. For the six-month period, net royalties from natural gas accounted for approximately 82% of the total net royalty revenue and condensate accounted for 9% as compared to 88% and 12% respectively for the comparable period of 2003. Revenue from plant product (natural gas liquids), which was nonexistent for the six-month period of 2003, contributed 9% of net royalty income for the first six months of 2004. The following table summarizes production information on the principal producing wells for the first six months of 2004 compared to 2003.

                                                                                                    Increase
                                                                             Royalty Income        (Decrease)
                                                        Net Revenue      Net of Severance Taxes   in Natural Gas
       Operator/Well                                     Interest           2004          2003      Production
       ----------------------------------------------------------------------------------------------------------

       The Meridian Resources & Exploration Company:
           No. 47-1                     (1) (2)           12.93%       $ 1,156,949   $ 1,013,410        15%
           C.M. Thibodaux No. 1             (3)            2.71%       $   580,904   $     3,214       180%
           C.M. Thibodaux No. 3                            2.71%       $   517,515   $   479,082      (  4%)
           State Lease No. 16049                           2.71%       $   186,238   $   357,234      ( 54%)
       Delta Operating Corporation:
           Avoca No. 1                                    19.46%       $    16,145   $    31,192      ( 37%)

       (1) off production due to mechanical difficulties from April 11 to May 18, 2003
       (2) the net revenue interest increased from 12.41% to 12.93% as a result of the Company signing a revenue sharing agreement with the State of Louisiana in 2003.
       (3) off production from December 2002 - July 19, 2003

         As previously discussed, there were no new leases granted in first six months of 2004 compared to one lease granted to McRae Exploration in 2003 that generated $40,617 in lease bonus income.
         Interest income from investments for the first six months of 2004 decreased slightly compared to the same period of 2003 due to lower interest rates.
         As compared with the first six months of 2003, total expenses decreased $47,931 or approximately 19%. A reduction in the level of litigation activity (included in legal and accounting services) and a reduced need for geological services resulted in decreases in expenses of $52,758 and $6,991 respectively.
         The Company's continued liquidity is evidenced by the fact that approximately 69% of its assets, as measured by book value, are cash, cash equivalents and U.S. Government agency securities and represents the equivalent of multiple years of anticipated operating expenses.
         In addition to interest income and the leasing of hunting rights, the Company customarily derives essentially all of its other income from bonuses, delay rentals and royalties under oil, gas and mineral leases of its Avoca Island acreage. The Company's business is passive and all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees.

Item 3 - Controls and Procedures

         Robert C. Baird, Jr., the Company's principal executive and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, he has concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's second fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

----------------------------------------------
1 Incorporated by reference from registrant's Form 10 Registration Statement, filed with the Securities and Exchange Commission on April 29, 1980, Commission file number 0-9219.

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

                                       AVOCA, INCORPORATED
                                       -----------------------------------------
                                                    Registrant

August 13               , 2004         /s/ Robert C. Baird, Jr.
------------------------               -----------------------------------------
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

      b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date August 13, 2004
    ----------------------                      /s/ Robert C. Baird, Jr.
                                                --------------------------------
                                                Robert C. Baird, Jr.
                                                Principal Executive Officer and
                                                Principal Financial Officer

                                   EXHIBIT 32

                                  CERTIFICATION
                       Pursuant to 18 U.S.C. Section 1350


         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Avoca, Incorporated (the "Company") certifies that the quarterly report on Form 10-QSB of the Company for the quarter ended June 30, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in that Form 10-QSB fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date August 13, 2004
    ----------------------                      /s/ Robert C. Baird, Jr.
                                                --------------------------------
                                                Robert C. Baird, Jr.
                                                Principal Executive Officer and
                                                Principal Financial Officer