Form 10QSB
period 2004-09-30
AVOCA INC
filed 2004-11-12
CIK 316537

MILLING
  BENSON                                                       Charles A. Snyder
WOODWARD L.L.P.                                   A Professional Law Corporation
---------------------------                                       (504) 569-7230
      Attorneys at Law                                    csnyder@millinglaw.com



                             November 12, 2004





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Via Edgar Electronic Filing System


Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avoca, Incorporated (the "Company") is the Company's Report on Form 10-QSB for the period ended September 30, 2004.

         This filing is being effected by direct transmission to the Commission's EDGAR system.

                                      Sincerely,


                                      /s/ Charles A. Snyder


CAS/kj326809

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to
                               --------------------    ------------------------

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

                              (504) 552-4720
                              ---------------
                         (Issuer's telephone number)

      -----------------------------------------------------------------
------(Former name, former address and former fiscal year, if changed since last report)

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
Yes   X    No
    ------    ------

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS
        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes        No
                                                      ------    ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS
        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
830,500 shares on October 31, 2004
----------------------------------

Transitional Small Business Disclosure Format (check one);  Yes        No   X
                                                                ------    ------

                             AVOCA, INCORPORATED
                             -------------------

                                  I N D E X
                                  ---------



                                                                    Page No.
                                                                    --------
Part I.           Financial Information (Unaudited)
                  ---------------------

                  Condensed Balance Sheet - September 30, 2004         4

                  Condensed Statements of Income
                        Three Months Ended September 30, 2004
                        and 2003 and Nine Months Ended
                        September 30, 2004 and 2003                    5

                  Condensed Statements of Cash Flows
                        Nine Months Ended September 30, 2004
                        and 2003                                       6

                  Notes to Condensed Financial Statements              7

                  Management's Discussion and Analysis or
                  Plan of Operation                                   8-13

                  Controls and Procedures                              14

Part II.          Other Information
                  -----------------

                  Legal Proceedings                                    15

                  Exhibits and Reports on Form 8-K                    15-16

                  Signature                                            16

                  Certifications                                      17-18

                            AVOCA, INCORPORATED

                       PART I - FINANCIAL INFORMATION

                         Item 1 Financial Statements


                                                    Avoca, Incorporated

                                            Condensed Balance Sheet (Unaudited)

                                                    September 30, 2004


Assets
Current assets:
     Cash and cash equivalents                                                                                         $ 2,286,124
     Short-term investments                                                                                              1,503,357
     Accounts receivable                                                                                                   395,749
     Accrued interest receivable                                                                                            26,637
     Prepaid expenses                                                                                                      149,072
                                                                                                                       -----------
Total current assets                                                                                                     4,360,939

Property and equipment, less accumulated depreciation and depletion                                                         70,493

Other assets:
     Long-term investments                                                                                               1,629,524
     Avoca Drainage Bonds, $415,000, in default -- at nominal amount                                                             1
                                                                                                                       -----------
                                                                                                                       $ 6,060,957
                                                                                                                       ===========


Liabilities and shareholders' equity
Current liabilities:
     Accounts payable and accrued expenses                                                                             $    29,333
     Income taxes payable                                                                                                  116,022
                                                                                                                       -----------
Total current liabilities                                                                                                  145,355

Deferred income taxes                                                                                                       13,643

Shareholders' equity:
     Common stock, no par value -- authorized, issued and outstanding
          830,500 shares                                                                                                    94,483
     Retained earnings                                                                                                   5,807,476
                                                                                                                       -----------
Total shareholders' equity                                                                                               5,901,959
                                                                                                                       -----------
                                                                                                                       $ 6,060,957
                                                                                                                       ===========



See accompanying notes
                                                                                                                        Page 4 of 18

                                                       Avoca, Incorporated

                                              Condensed Statements of Income (Unaudited)


                                                                    Three months ended                    Nine months ended
                                                                        September 30                         September 30
                                                                  2004               2003              2004               2003
                                                                  ----               ----              ----               ----
Revenue:
   Royalties                                                   $ 1,308,282        $ 1,273,858       $ 3,863,328        $ 3,200,064
   Less severance taxes                                             41,732             37,387           138,546             75,736
                                                               -----------        -----------       -----------        -----------
                                                                 1,266,550          1,236,471         3,724,782          3,124,328

   Lease bonuses                                                   273,000                  -           273,000             40,617
   Interest income                                                  22,356             17,147            54,284             49,828
   Rental and miscellaneous income                                  10,432             12,447            55,104             29,063
                                                               -----------        -----------       -----------        -----------
                                                                 1,572,338          1,266,065         4,107,170          3,243,836

Expenses:
   Legal and accounting services                                    20,838             18,606            73,890            118,684
   Consultant fees                                                  14,500             13,250            63,050             56,550
   Geological and engineering fees                                   3,150              4,857             7,844             16,542
   Insurance                                                        13,290             12,740            39,103             36,971
   Miscellaneous expenses                                           19,727             20,492            91,259             92,770
                                                               -----------        -----------       -----------        -----------
                                                                    71,505             69,945           275,146            321,517
                                                               -----------        -----------       -----------        -----------

Income before income taxes                                       1,500,833          1,196,120         3,832,024          2,922,319

Income taxes                                                       480,920            373,366         1,207,598            905,226
                                                               -----------        -----------       -----------        -----------

Net income                                                     $ 1,019,913        $   822,754       $ 2,624,426        $ 2,017,093
                                                               ===========        ===========       ===========        ===========



Earnings per share                                             $      1.23        $      0.99       $      3.16        $      2.43
                                                               ===========        ===========       ===========        ===========
    (basic and diluted)





See accompanying notes
                                                                                                                        Page 5 of 18

                                                      Avoca, Incorporated

                                           ondensed Statements of Cash Flows (Unaudited)


                                                                                                         Nine months ending
                                                                                                            September 30
                                                                                                      2004                 2003
                                                                                                  ----------------------------------

Operating activities
Net income                                                                                        $ 2,624,426          $ 2,017,093
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation expense                                                                               6,086                6,855
     Deferred taxes                                                                                    (1,298)              (1,298)
     Decrease in investments due to amortization of premium                                            16,370
     Changes in operating assets and liabilities:
         Operating assets                                                                            (213,898)            (216,800)
         Operating liabilities                                                                        135,285               87,149
                                                                                                  -----------          -----------
Net cash provided by operating activities                                                           2,566,971            1,892,999

Investing activities
     Purchase of investments                                                                       (1,323,374)          (4,346,139)
     Maturity of investments                                                                        2,520,262            3,042,005
                                                                                                  -----------          -----------
Net cash provided by (used in) investing activities                                                 1,196,888           (1,304,134)

Financing activities
Dividends paid                                                                                     (2,366,925)          (1,453,375)
                                                                                                  -----------          -----------
Net cash used in financing activities                                                              (2,366,925)          (1,453,375)

Increase (decrease) in cash and cash equivalents                                                    1,396,934             (864,510)

Cash and cash equivalents at beginning of period                                                      889,190            1,182,312
                                                                                                  -----------          -----------

Cash and cash equivalents at end of period                                                        $ 2,286,124          $   317,802
                                                                                                  ===========          ===========






See accompanying notes
                                                                                                                        Page 6 of 18

                            Avoca, Incorporated

             Notes to Condensed Financial Statements (Unaudited)

                    Nine months ended September 30, 2004



1.  Basis of Accounting

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended December 31, 2003.

        The Company considers its United States Government securities held with a maturity of three months or less when purchased to be cash equivalents.

Item 2 -          Management's Discussion and
                  Analysis or Plan of Operation

        Avoca Incorporated is a passive company which owns and manages approximately 16,000 acres comprising virtually all of Avoca Island southeast of Morgan City, Louisiana under which hydrocarbons are located. The hydrocarbons are developed in accordance with the custom in the oil and gas industry in Louisiana, in which development is conducted by the mineral lessee including the assumption of the risks and uncertainties usually associated with the production and marketing of hydrocarbons.
        The unaudited condensed statements of income show that net income for the third quarter of 2004 as compared with the third quarter of 2003 increased from $822,754 to $1,019,913 or approximately 24%, due primarily to the receipt of a partial lease bonus payment on a new oil, gas and mineral lease.
        On September 13, 2004, Avoca, Incorporated received $273,000 from
Argyle Energy, Inc. which represented half of a lease bonus payment toward the granting of a three year oil, gas and mineral lease covering 2,273 acres of Company property on the northern part of the island. Under the agreement, Argyle had thirty days to pay the balance of the lease bonus or forfeit the first payment. On October 8, the balance of $273,000 was paid and the lease was executed. Also on that date, Argyle paid the Company $53,600 for a six-month option to lease all or a part of an additional 2,273 acres surrounding the original leased property under the same terms and conditions.
        Revenues from royalties net of severance taxes increased from $1,236,471 to $1,266,550. Net royalty income for the third quarter of 2003 includes $198,943 (substantially all of which relates to production from prior quarters) received as a result of the Company compromising with the State of Louisiana by signing a revenue sharing agreement with respect to the right to receive royalties attributable to a sixteen acre tract included in The Meridian
Resources & Exploration Company No. 47-1 well's unit. The issue involved was whether the tract may have been subject to some erosion along the bank line. As a result of the compromise, the Company's net revenue interest in the unit increased from 12.71% to 12.93% and royalties from the disputed acreage, which were being held since inception of the well's production, were released to the Company.
        Net royalty income relative to production for the third quarter of 2004 increased 22% as compared to the like period of 2003 resulting primarily from an overall 10% increase in natural gas production (due in large part to the return to production of the Meridian C.M. Thibodaux No. 1 well in July 2003) coupled with an 11% increase in the average sales price. Net royalty income from sales of condensate remained virtually unchanged, the 18% decline in its production compensated for by a 30% increase in the average sales price. For the third quarter of 2004, net royalties from natural gas accounted for approximately 83% of the total net royalty revenue and condensate accounted for 8% as compared to 76% and 8% respectively for the third quarter of 2003. Revenue from plant product (natural gas liquids), which was nonexistent for the third quarter of 2003, contributed 9% of net royalty income for the third quarter of 2004. All producing wells are located in the Ramos Field, across Bayou Chene just north of the eastern end of Avoca Island. The following table provides production information on the principal producing wells for the third quarters of 2004 and 2003.

                                                                      Increase
                                              Royalty Income         (Decrease)
                           Net Revenue    Net of Severance Taxes  in Natural Gas
    Operator/Well            Interest        2004         2003       Production
    ----------------------------------------------------------------------------

    The Meridian Resources & Exploration Company:

        No. 47-1              (1)12.93%    $  571,241    $  739,532      (14%)
        C.M. Thibodaux No. 1  (2) 2.71%    $  344,348    $  121,896      101%
        C.M. Thibodaux No. 3      2.71%    $  302,823    $  232,199        3%
        State Lease No. 16049 (3) 2.71%    $   38,771    $  136,383      (80%)

    Delta Operating Corporation:

        Avoca No. 1              19.46%    $    9,278    $    6,391       24%

        (1) The Company's net revenue interest in the unit has increased from 12.71% to 12.93% as a result of the revenue sharing agreement signed with the State of Louisiana discussed above.
        (2)  Off production from mid December 2002 to July 19, 2003.
        (3) Off production from since August 1, 2004. According to the operator the well is expected to return to production after a workover operation.

        Interest income on investments increased $5,209 or approximately 30% compared to the same period of 2003 due to increased funds available for investment and slightly higher interest rates.
        Rental and miscellaneous income decreased $2,105 primarily as a result of fewer alligator eggs collected in 2004 as compared to 2003.
        As compared with the third quarter of 2003, total expenses for the third quarter of 2004 increased $1,560 or approximately 2%. Minor increases in legal and accounting services, consultant fees and insurance were partially offset by decreases in geological and engineering fees and miscellaneous expenses.

        The change in income tax expense for the three months ended September 30, 2004 resulted from an increase in taxable income for the third quarter of 2004 as compared to the third quarter of 2003.
        Total revenue for the nine months ended September 30, 2004 increased $863,334 or approximately 27%, primarily due to significant increases in royalty income and lease bonus income.
        For the nine-month period, royalties net of severance taxes increased $600,454 or approximately 19% higher than the corresponding period of 2003 due primarily to a full nine months of production in 2004 from the C.M. Thibodaux No. 1 well (which was off production mid December of 2002 to July 19, 2003). The return to production of this well more than offset the 3% decrease in the average sales price of natural gas and the offset declining production from the Meridian State Lease No. 16049 well. According to the operator, this well which went off production August 1, 2004 is expected to return to production after a workover operation. Also contributing to the increase in royalty income was the $198,943 received by the Company as a result of signing a revenue sharing agreement with the State of Louisiana as previously discussed above. For the nine month period, net royalties from natural gas accounted for approximately 83% of the total net royalty revenue and condensate accounted for 9% as compared to 83% and 10% respectively for the comparable period of 2003. Revenue from plant product (natural gas liquids), which was nonexistent for the nine-month period of 2004, contributed 9% of net royalty income for the first nine months of 2004. The following table summarizes production information on the principal producing wells for the first nine months of 2004 compared to 2003.

                                                                      Increase
                                              Royalty Income         (Decrease)
                           Net Revenue    Net of Severance Taxes  in Natural Gas
    Operator/Well            Interest         2004        2003       Production
    ----------------------------------------------------------------------------

    The Meridian Resources & Exploration Company:

        No.47-1            (1)(2)12.93%    $1,728,189    $1,752,942        5%
        C.M. Thibodaux No.1   (3) 2.71%    $  925,252    $  125,110      479%
        C.M. Thibodaux No.3       2.71%    $  820,338    $  711,281        4%
        State Lease No.16049  (4) 2.71%    $  225,010    $  493,618      (62%)

    Delta Operating Corporation:

        Avoca No. 1              19.46%    $   25,423    $   37,583      (25%)

        (1) The Company's net revenue interest in the unit has increased from 12.71% to 12.93% as a result of the revenue sharing agreement signed with the State of Louisiana previously discussed.
        (2) Off production due to mechanical difficulties from April 11 to May 18, 2003
        (3)  Off production mid December 2002 to July 19, 2003
        (4) Off production since August 1, 2004. According to the operator, the well is expected to return to production aftera workover operation.

        As previously discussed, the Company received a $273,000 lease bonus payment for the first nine months of 2004 compared to one lease granted in 2003 to McRae Exploration & Production, Inc. that generated $40,617. The lease covered 135.39 acres, which was Avoca's participation in the Burlington Resources Oil & Gas Company's Conrad Industries No. 1 well unit located in the Wyandotte Field opposite the northern part of Avoca Island. The well produced for four months in 2000 before it was plugged and abandoned. McRae re-drilled this well which, after pulling up the hole to another objective Sand, resulted in unsuccessful well tests. The operator plugged and abandoned the well August 7, 2004.

        Interest income from investments increased $4,456 for the first nine months of 2004 as compared to the like period of 2003 due to increased funds available for investment and slightly higher interest rates.
        Rental and miscellaneous income decreased $26,041 primarily the result of the execution of a new mooring lease and the early termination and rental refund in 2003 on a mooring lease originally executed in 2002.
        As compared with the first nine months of 2003, total expenses decreased $46,371 or approximately 14%. A reduction in the level of litigation activity (included in legal and accounting services) and a reduced need for geological services resulted in decreases in expenses of $42,721 and $8,698 respectively which more than offset increases in consultant fees and insurance expense of $6,500 and $2,132 respectively.
        The change in income tax expense for the nine months ended September 30, 2004 resulted from an increase in taxable income for the period.
        The Company's continued liquidity is evidenced by the fact that approximately 75% of its assets, as measured by book value, are cash and U.S. Government agency securities and represents the equivalent of multiple years of anticipated operating expenses.
        In addition to interest income and the leasing of hunting rights, the Company customarily derives essentially all of its other income from bonuses, delay rentals and royalties under oil, gas and mineral leases of its Avoca Island acreage. The Company's business is passive and all capital requirements for exploration, development and production of the Company's mineral resources are funded by its lessees.

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

                                       AVOCA, INCORPORATED
                                       -----------------------------------------
                                           Registrant

November 12, 2004                      /s/ Robert C. Baird, Jr.
                                       -----------------------------------------
                                       Robert C. Baird, Jr.
                                       President and Principal Financial Officer

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

      b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date  November 12, 2004
      ----------------------
                                       /s/ Robert C. Baird, Jr.
                                       -----------------------------------------
                                       Robert C. Baird, Jr.
                                       Principal Executive Officer and
                                       Principal Financial Officer

                                EXHIBIT 32

                              CERTIFICATION
                    Pursuant to 18 U.S.C. Section 1350


        Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Avoca, Incorporated (the "Company") certifies that the quarterly report on Form 10-QSB of the Company for the quarter ended September 30, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in that Form 10-QSB fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date  November 12, 2004
      ---------------------

                                       /s/ Robert C. Baird, Jr.
                                       -----------------------------------------
                                       Robert C. Baird, Jr.
                                       Principal Executive Officer and
                                       Principal Financial Officer